Form 10KSB
period 2003-12-31
SALAMON GROUP INC
filed 2004-09-15
CIK 1274211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended December 31, 2003

SALAMON GROUP, INC.
(Name of Small Business Registrant in its charter)

Nevada	93-1324674
(State or other jurisdiction of	(I.R.S. Employer Identification
incorporation or organization)	no.)

302-1028 Alberni Street	V6E 1A3
Vancouver, B.C., Canada, V6E 1A3	(Zip Code)
(Address of principal executive offices)

(604) 408-3861
(Issuer's telephone number)

Securities to be registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities to be registered under Section 12(g) of the Act:

Common Stock, $0.001 par value per share
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐ No ☒

Check if there is no disclosure of delinquent files in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

State issuer’s revenues for its most recent fiscal year. $ 0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) N/A. Shares have not traded.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 8,962,820 as of August 4, 2003.

Copies of Communications Sent to:

William H. Caffee
White & Lee LLP
805 SW Broadway, Suite 2440
Portland, Oregon 97205
Tel: (503) 419-3002 - Fax: (503) 419-3001

SUMMARY
TABLE OF CONTENTS

PART I

Item 1.     Description of Business.

                (a) Business Development.

                SALAMON GROUP, INC. (hereinafter referred to as the "Company" or "Salamon Group") was organized under the laws of the State of Nevada on April 27, 2001. The Company is a developmental stage company organized by John E. Salamon, the President and Director and sole executive of the Company. The Company's aim is to develop and license certain electrical generator technology which the Company believes to be proprietary. The Company's offices are presently located at 302-1028 Alberni Street, Vancouver, B.C., Canada, V6E 1A3 and its telephone number is (604) 408-3861. The Company's Nevada registered agent is National Registered Agents, Inc. of NV, 1100 East William Street, Suite 207, Carson City, NV 89701.

                The Company has conducted no business operations since its inception except organizational and fund raising activities and the licensing of certain electrical generator technology from Space Globe Technologies Ltd., a British Columbia, Canada corporation ("Space Globe Technologies"). The Company initially distributed to Mr. John E. Salamon and White & Lee Investments, L.P. a total of 1,500,000 and 500,000 shares, respectively, of common stock, $0.001 par value per share ("Common Stock"). These founders shares were issued pursuant to Section 4(2) of the Securities Act of 1933 (the "Act").

                On July 5, 2001, the Company entered into a Technology License Agreement with Space Globe Technologies whereby the Company agreed to pay $50,000 to Space Globe Technologies and issued 5,000,000 shares of Common Stock to Space Globe Technologies as license fees. The 5,000,000 shares issued in connection with such Technology License Agreement were issued pursuant to Section 4(2) of the Act. In addition to the foregoing issuances, from April 2001 through December 3131, 2003, Salamon Group received gross proceeds of $124,279 (including $102,500 in cash and services valued at $21,779) from the sale of a total of 1,962,820 shares of Common Stock in an offering conducted pursuant to Section 4(2) of the Act and Rules 504 and 901 of Regulation D promulgated thereunder ("Rule 504 and Rule 901"). (See Part II, Item 4. "Recent Sales of Unregistered Securities). These offerings were made in the Provinces of British Columbia and Alberta, Canada.

                (b) Business of Registrant.

General

                Salamon Group, Inc. was organized under the laws of the State of Nevada on April 27, 2001. -- The Company is a developmental stage company organized by John E. Salamon, the President and Director and sole executive of the Company. At present, the Company's offices are presently located at 302-1028 Alberni Street, Vancouver, B.C., Canada, V6E 1A3 and its telephone number is (604) 408-3861. The Company's Nevada registered agent is National Registered Agents, Inc. of NV, 1100 East William Street, Suite 207, Carson City, NV 89701.

Business Objective

                The Company's business strategy is to develop and sell products based on electrical generator technology, including such technology licensed from Space Globe Technologies Ltd., and to license such technology to others. Once the Company commences to actively pursue business operations its revenues will remain dependent upon sales and licensing revenues and the ability of the Company to attract new customers and licensees.

                The Company's primary direct costs will be (i) expenses related to the development of the electrical generator technology, (ii) marketing and sales expenses related to the licensing of the electrical generator technology, (iii) salaries to Mr. Salamon, engineers and sales personnel (payroll cost), (iv) employee costs (i.e. payroll taxes) and associated employee benefits.

                The Company's gross profit margin will be determined in part by its ability to minimize and control operating costs, and specifically labor costs and to maintain a firm control on marketing, sales and advertising costs. The Company will also attempt to maximize market penetration of its products in order to capture a stream of revenue.

Sales and Marketing

                The Company plans to market its products primarily by means of direct sales. The Company believes that this approach will allow the Company to best identify and attract lucrative customers and licensees. The Company anticipates that its initial sales and marketing efforts will be focused on direct sales and advertising.

Patents and Technologies

                On July 5, 2001, the Company entered into a Technology License Agreement with Space Globe Technologies whereby the Company agreed to pay $50,000 to Space Globe Technologies and issued 5,000,000 shares of Common Stock to Space Globe Technologies as license fees. This patent is a part of the integrated technology that the company plans to utilize in the development of new electrical generator technology.

Competition

                The markets in which the Company is engaged are subject to vigorous competition. Energy generation is a constantly evolving industry and is dominated by and impacted by large multi-national oil companies. The Company currently sees its fiercest competition coming from manufacturers of portable gasoline powered generators, including such major market participants as American Honda Motor Co., Inc., Coleman Powermate, Inc. and Generac Power Systems, Inc.

Facilities

                In its initial phase, the Company will operate out of offices provided by Mr. Salamon. The Company address is 302-1028 Alberni Street, Vancouver, B.C., Canada, V6E-1A3. Mr. Salamon will begin researching the real estate market in order to determine the most appropriate site to locate Salamon Group's offices and facilities.

Development Stage Company

                Salamon Group was organized on April 27, 2001, and accordingly, is in the early form of its development stage and must be considered promotional. Management's efforts, since inception, have been allocated primarily to organizational and fund raising activities and the ability of the Company to establish itself as a going concern is dependent upon the receipt of additional funds from operations or other sources to continue those activities. The Company's success depends to a large extent on Mr. Salamon's abilities and effectiveness in successfully building a large and profitable licensee base.

Current Employees

                John E. Salamon is the Company's sole officer and director. Within the scope of oilfield engineering, Mr. Salamon participated in many courses of study allowing him to experiment with the leading edge technologies and their implementation. Mr. Salamon has over 5 years of experience in the development and management of oilfield operations in Europe and Asia.

                During 1997, Mr. Salamon performed promotional services for Globus Cellular in Kelowna, British Columbia, Canada. The work was performed on an independent contractor basis through a company wholly owned by Mr. Salamon, "J. Salamon and Associates". In late 1997 and 1998, Mr. Salamon performed promotional and product marketing services on an independent contractor basis for Beitler Consulting, a U.S. based import-export company. Mr. Salamon provided an avenue for Beitler Consulting to begin marketing product lines into the Canadian marketplace. In February 1998, Mr. Salamon formed Space Globe Technologies Ltd., a Kelowna based corporation, for the purpose of researching and developing energy generation technologies. During 1999, John performed promotional consulting work with an Edmonton based public corporation, Sustainable Developments Inc.

                In February 2000, Mr. Salamon moved his operations to 302-1028 Alberni Street, Vancouver, Canada, V6E 1A3. From that location, Mr. Salamon continued his work on Space Globe Technologies Ltd. and has been involved in several small consulting contracts relating to fundraising for business and entertainment projects. In April 2001, Mr. Salamon formed Salamon Group Inc. for the purpose of developing and marketing products based on the Space Globe Technologies Ltd. research. To date, Mr. Salamon's efforts have been primarily focused on raising investment capital to fund Salamon Group Inc.'s product development and working capital needs and developing strategic business relationships. The Company believes that such experience coupled with Mr. Salamon's extensive network of business contacts in the energy and alternative energy industries will help the Company open new markets for alternative energy source products.

                The Company has no other employees. Mr. Salamon is currently responsible for all of the Company's business activities.

Government Regulation

                As an employer the Company is subject to all federal, state and local statutes and regulations governing its relationship with its employees and affecting businesses generally.

Item 2.     Description of Property.

                The Company's executive offices are located at 302-1028 Alberni Street, Vancouver, B.C., Canada, V6E 1A3. Its telephone number is (604) 408-3861. The Company pays no rent for this space. The Company owns no real or personal property. The Company does not currently intend to engage in investment activities, including investments in real estate or securities other than transactions necessary for cash management activities in the ordinary course of the Company's business.

Item 3.     Legal Proceedings.

                The Company knows of no legal proceedings to which it is a party or to which any of its property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against the Company.

Item 4.     Submission of Matters to a Vote of Security Holders.

                No matter was submitted to a vote of the Company's shareholders, through the solicitation of proxies or otherwise during the fiscal year ended December 31, 2003.

Part II

Item 5.     Market Price and Dividends on the Common Equity and Related Stockholder Matters.

                No matter covered by this report was submitted during the last fiscal year end to a vote of the Company's shareholders through the solicitation of proxies or otherwise.

                (a) Market Information.

                There has been no established public trading market for the Common Stock since the Company's inception on April 27, 2001.

                (b) Holders.

                As of December 31, 2003, the Company had 41 shareholders of record of its 8,962,820 outstanding shares of Common Stock.

                (c) Dividends.

                The Company has never paid or declared any dividends on its Common Stock and does not anticipate paying cash dividends in the foreseeable future.

Item 6.     Management's Discussion and Analysis or Plan of Operation.

Plan of Operations

                Since its inception, the Company has conducted no business operations except for organizational and capital raising activities. For the period from inception (April 27, 2001) through December 31, 2003, the Company had no revenue from operations and accumulated operating expenses amounted to $137,177. The Company proposes to compete in the alternative energy source technology market.

                If the Company is unable to generate sufficient revenue from operations to implement its plans, management intends to explore all available alternatives for debt and/or equity financing, including but not limited to private and public securities offerings. Depending upon the amount of revenue, if any, generated by the Company, management anticipates that it will be able to satisfy its cash requirements for the next approximately nine (9) to twelve (12) months without raising funds via debt and/or equity financing or from third party funding sources. Accordingly, management expects that it will be necessary for Salamon Group to raise additional funds in the event that the Company is unable to generate any revenue from operations and if only a minimal level of revenue is generated in accordance with management's expectations.

                Mr. Salamon, at least initially, will be solely responsible for developing Salamon Group's business. However, at such time, if ever, as sufficient operating capital becomes available, he expects to employ additional staffing. If financing is available, of which there can be no assurance, the Company expects to engage in market research in order to monitor new market trends and other critical information deemed relevant to Salamon Group's business.

Financial Condition, Capital Resources and Liquidity

                At December 31, 2003, the Company had assets totaling $2,815 and current liabilities of $10,213 attributable to unpaid Space Globe Technologies license fees, accrued legal expenses, and organization expenses. Since the Company's inception, it has received $129,779 in cash and services contributed as consideration for the issuance of shares of Common Stock.

                Salamon Group's working capital is presently minimal and there can be no assurance that the Company's financial condition will improve. The Company is expected to continue to have minimal working capital or a working capital deficit as a result of current liabilities. The Company, at inception, issued 1,500,000 shares of the Company's Common Stock to Mr. Salamon, the sole executive officer and director of Salamon Group, and 500,000 shares of the

Company's Common Stock to White & Lee Investments, LP, an investment vehicle controlled by White & Lee LLP, legal counsel to the Company, as founder shares. From April 2001 through December 31, 2003, Salamon Group received gross proceeds of $124,279 (including $102,500 in cash and services valued at $21,779) from the sale of a total of 1,962,820 shares of Common Stock, $0.001 par value per share, in an offering conducted pursuant to Section 4(2) of the Act and Rules 504 and 901 (See Part II, Item 4. "Recent Sales of Unregistered Securities). These offerings were made in the Provinces of British Columbia and Alberta, Canada. Even though management believes, without assurance, that it will obtain sufficient capital with which to implement its business plan on a limited scale, the Company is not expected to continue in operation without an infusion of capital. In order to obtain additional equity financing, management may be required to dilute the interest of existing shareholders or forego a substantial interest of its revenues, if any. (See Part I, Item 1. "Description of Business"; See Part I, Item 4. "Security Ownership of Certain Beneficial Owners and Management" and Part I, Item 7. "Certain Relationships and Related Transactions.")

                The Company has no potential capital resources from any outside sources at the current time. In its initial phase, the Company will operate out of the facility provided by Mr. Salamon. The Company believes that it will require two (2) to three (3) months in order to determine the market demand potential.

                The ability of the Company to continue as a going concern is dependent upon its ability to attract a sufficiently large and profitable licensee base to license its electrical generator technology.

                To implement such plan, also during this initial phase, the Company intends to initiate a self-directed private placement under Rule 506 in order to raise an additional $200,000. In the event such placement is successful, the Company believes that it will have sufficient operating capital to meet the initial expansion goals and operating costs for a period of one (1) year. In the event the Company is not successful in raising such funds, the Company believes that it will not be able to continue operations past a period of nine (9) to twelve (12) months.

Net Operating Losses

                As of December 31, 2003, the Company has a net operating loss carry forward of $121,420, which is the basis of a deferred tax asset of $41,282. The tax asset is fully reserved by a valuation allowance of $41,282 recorded in the period ended December 31, 2003. Until the Company's current operations begin to produce earnings, it is unclear as to the ability of the Company to utilize such carry-forwards.

Forward-Looking Statements

                This Form 10-SB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this Form 10-KSB which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures

(including the amount and nature thereof), business strategy, expansion and growth of the Company's business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this Form 10-KSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

Item 7.     Financial Statements.

                The Financial Statements of the Company and Notes to Financial Statements together with the Independent Auditor's Report of Manning Elliott, Chartered Accountants, required by this Item 7 commence on page F-1 hereof and are incorporated herein by this reference. The Financial Statements filed as part of this Report on Form 10-KSB are listed in the Index to Financial Statements below:

INDEPENDENT AUDITOR'S REPORT

To the Stockholders and Board of Directors
of Salamon Group, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Salamon Group, Inc. (A Development Stage Company) as of December 31, 2003 and 2002 and the related statements of operations, stockholders' deficit and cash flows for the period from April 27, 2001 (Inception) to December 31, 2003 and the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of Salamon Group, Inc. (A Development Stage Company), as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the period from April 27, 2001 (Inception) to December 31, 2003 and the years ended December 31, 2003 and 2002, in conformity with generally accepted accounting principles used in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated any revenues or profitable operations since inception and has a severe working capital deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ "Manning Elliott"

CHARTERED ACCOUNTANTS
Vancouver, Canada
March 23, 2004

SALAMON GROUP, INC. (A Development Stage Company) BALANCE SHEETS (Expressed in U.S. dollars)

	December 31,
	2003	2002
	$	$
ASSETS

Current

Cash	2	7
Due from related parties	887	–

Total Current Assets	889	7

Property and equipment (Note 3)	1,926	3,251

Intangible asset (Note 4)	–	18,334

Total Assets	2,815	21,592

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current
Accounts payable	10,213	5,338
Due to related party (Note 6)	–	8,907

Total Current Liabilities	10,213	14,245

Contingencies and Commitments (Notes 1 and 4)
Subsequent Events (Note 7)

Stockholders' Deficit

Capital stock (Note 5)

Authorized

10,000,000 of preferred shares
40,000,000 of voting common shares

Issued and outstanding

2003 – 8,962,820 common shares
2002 – 8,533,820 common shares	8,963	8,493

Additional paid-in capital	120,816	88,150

Deficit, accumulated during the development stage	(137,177)	(89,296)

Total Stockholders' Equity (Deficit)	(7,398)	7,347

Total Liabilities and Stockholders' Deficit	2,815	21,592

On behalf of the Board:

/s/ John E. Salamon	Director

SALAMON GROUP, INC. (A Development Stage Company) STATEMENTS OF OPERATIONS (Expressed in U.S. dollars)

	Accumulated
	from April 27,
	2001	For the year	For the year
	(Inception) to	ended	ended
	December 31,	December 31,	December 31,
	2003	2003	2002
	$	$	$
GENERAL AND ADMINISTRATIVE
Amortization of intangible asset	55,000	18,334	18,333
Amortization of property and equipment	2,589	1,325	1,250
Consulting and technical services	11,109	536	10,370
Foreign exchange	629	629	–
Interest and bank charges	295	92	144
Office and miscellaneous	7,160	5,861	1,075
Professional fees	34,252	6,789	11,959
Telephone	6,562	3,444	3,118
Transfer agent and filing fees	1,417	1,417	–
Travel and entertainment	18,164	9,454	8,710

Net Loss for the Period	(137,177)	(47,881)	(54,959)

Loss per share – Basic		(0.01)	(0.01)

Weighted Average Shares Outstanding		8,791,000	8,272,000

(Diluted loss per share has not been presented as the result is anti-dilutive)

SALAMON GROUP, INC. (A Development Stage Company) STATEMENTS OF CASH FLOWS (Expressed in U.S. dollars)

	Accumulated
	from April 27,
	2001	For the year	For the year
	(Inception) to	ended	ended
	December 31,	December 31,	December 31,
	2003	2003	2002
	$	$	$
Cash flows from operating activities
Net loss for the period	(137,177)	(47,881)	(54,959)
Adjustments to reconcile loss to net cash used by
operating activities:
Amortization of intangible asset	55,000	18,334	18,333
Depreciation of property and equipment	2,589	1,325	1,250
Consulting and technical services	11,109	536	10,370
Other expenses	10,670	10,140	30
	(57,809)	(17,546)	(24,976)
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	10,213	4,875	(2,666)
	(47,596)	(12,671)	(27,642)
Cash flows from investing activities
Purchase of property and equipment	(4,515)	–	(2,507)
Purchase of license	(50,000)	–	–
	(54,515)	–	(2,507)
Cash flows from financing activities
Advances to (from) related parties	(887)	(9,794)	(14,038)
Issue of share capital for cash	103,000	22,460	44,008
	102,113	12,666	29,970
Increase (decrease) in cash and cash equivalents	2	(5)	(179)
Cash, beginning of period	–	7	186
Cash, end of period	2	2	7
Non-cash Financing Activities
Shares issued for services and other expenses	21,076	10,676	10,400
Shares issued for license	5,000	–	–
	26,076	10,676	10,400
Supplemental Disclosures
Interest paid	–	–	–
Income tax paid	–	–	–

SALAMON GROUP, INC. (A Development Stage Company) STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT From April 27, 2001 (Inception) to December 31, 2003 (Expressed in U.S. dollars)

				Deficit
				Accumulated
			Additional	During the
	Number		Paid-in	Development	Stockholders'
	of Shares	Par Value	Capital	Stage	Deficit
	Issued	$	$	$	$
Balance at April 27, 2001 (inception)	–	–	–	–	–

Shares issued for cash	1,850,324	1,850	34,682	–	36,532
Shares issued for purchase of
license (Note 4)	5,000,000	5,000	–	–	5,000
Shares issued for services	702,450	703	–	–	703
Net loss for the period	–	–	–	(34,337)	(34,337)

Balance at December 31, 2001	7,552,774	7,553	34,682	(34,337)	7,898

Shares issued for cash	481,046	481	43,527	–	44,008
Shares issued for services	500,000	500	9,900	–	10,400
Net loss for the year	–	–	–	(54,959)	(54,959)

Balance at December 31, 2002	8,533,820	8,534	88,109	(89,296)	7,347

Shares issued for cash	183,640	184	22,276	–	22,460
Shares issued for services	143,960	144	392	–	536
Shares issued for expenses	101,400	101	10,039	–	10,140
Net loss for the year	–	–	–	(47,881)	(47,881)
Balance at December 31, 2003	8,962,820	8,963	120,816	(137,177)	(7,398)

SALAMON GROUP, INC. (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS (Expressed in U.S. dollars)

1.	Nature of Operations and Continuance of Business

Salamon Group, Inc. (the "Company") was incorporated in the State of Nevada, USA, on April 27, 2001. The Company is a development stage company whose principal business plan is to seek earnings by exploiting technology held under a license agreement.

In a development stage company, management devotes most of its activities in investigating business opportunities and further advancing its technologies. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or attain profitable operations. There is no guarantee that the Company will be able to complete any of the above objectives. At December 31, 2003, the Company had a working capital deficit of $9,324 and an accumulated deficit of $137,177. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

On July 5, 2001, the Company entered into a licensing agreement with Space Globe Technologies Ltd. ("Space Globe"), a Canadian corporation. The agreement allows the Company to use certain technology with respect to a power cell technology used for internal and external electrical applications.

2.	Summary of Significant Accounting Policies

	(a)	Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

	(b)	Property and equipment

Property and equipment are stated at cost. Amortization is provided over the estimate useful lives of each asset using the following annual rates.

Computer equipment	3 years straight-line
Office equipment	5 years straight-line

(c)	Intangible asset

The cost to acquire a license was capitalized. The costs will be amortized on a straight-line basis over three years.

The carrying value of the license is evaluated in each reporting period to determine if there were events or circumstances, which would indicate a possible inability to recover the carrying amount. Such evaluation is based on various analyses including assessing the Company's ability to bring the commercial applications to market, related profitability projections and undiscounted cash flows related to each application, which necessarily involved significant management judgement. Where an impairment loss has been determined, the carrying amount is written-down to fair market value. Fair market value is determined as the amount at which the license could be sold in a current transaction between willing parties. Management of the Company periodically evaluates the recoverability of intangible assets and takes into account events or circumstances that warrant revised estimates of useful lives or that indicate that an impairment exists.

SALAMON GROUP, INC. (A Development Stage Company) BALANCE SHEETS (Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

	(d)	Basic and Diluted Net Income (Loss) per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" (SFAS 128). SFAS 128 requires presentation of both basic and diluted earnings per shares (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is antidilutive.

	(e)	Revenue recognition

Revenues from the sale of products are recorded when the product is shipped, title and risk of loss have transferred to the purchaser, payment terms are fixed or determinable and payment is reasonably assured. Revenues from service contracts are recognized when performance of the service is complete or over the term of the contract.

	(f)	Income Taxes

The Company has adopted Statement of Financial Accounting Standards No. 109 ("SFAS 109") as of its inception. The Company has incurred net operating losses as scheduled below:

Year of Loss	Amount	Year of
	$	Expiration
2001	27,366	2016
2002	54,086	2017
2003	39,968	2018

	121,420

Pursuant to SFAS 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

The components of the net deferred tax asset at the end of December 31, 2003 and 2002, and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are scheduled below:

	2003	2002
	$	$
Net Operating Loss	39,968	54,086
Statutory Tax Rate	34%	34%
Effective Tax Rate	–	–
Deferred Tax Asset	13,589	18,389
Valuation Allowance	(13,589)	(18,389)
Net Deferred Tax Asset	–	–

SALAMON GROUP, INC. (A Development Stage Company) BALANCE SHEETS (Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

	(g)	Use of estimates

The preparation of financial statements, in conformity with U.S. generally accepted accounting principles, requires management to make estimates and assumptions that affect the amounts reported in these financial statements and the accompanying notes. Actual results could differ from those estimates.

	(h)	Financial instruments

The fair values of cash and equivalents, accounts payable, and amounts due to related parties approximate their carrying values due to the immediate or short-term maturity of these financial instruments.

	(i)	Comprehensive income

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2003, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

	(j)	Foreign Currency Transactions/Balances

Transactions in currencies other than the U.S. dollar are translated at the rate in effect on the transaction date. Any balance sheet items denominated in foreign currencies are translated into U.S. dollars using the rate in effect on the balance sheet date.

3.	Property and Equipment

			Accumulated	Net book value
		Cost	Depreciation	2003	2002
		$	$	$	$
	Computer equipment	3,161	2,056	1,105	2,159
	Office equipment	1,354	533	821	1,092
		4,515	2,589	1,926	3,251

4.	Intangible Asset

		Accumulated	Net book value
	Cost	Depreciation	2003	2002
	$	$	$	$
License	55,000	55,000	–	18,334

SALAMON GROUP, INC. (A Development Stage Company) BALANCE SHEETS (Expressed in U.S. dollars)

4.	Intangible Asset (continued)

The Company acquired the worldwide exclusive right to use, incorporate and market certain proprietary technology related to power cells (the "License") from Space Globe Technologies Ltd. ("Space Globe"), a related party (Note 6). The License was purchased on July 5, 2001 for $50,000 and five million common shares of the Company. These shares have been issued and had a par value of $0.00 1 per share for a total of $5,000. Under the terms of the License, the Company must pay a royalty of 3% of all gross sales to Space Globe. The License term is for five years and can be terminated by either party with 90 days written notice.

5.	Capital Stock

(a)
During the year ended December 31, 2003, 183,640 shares were issued for cash of $22,460 at an average price of $0.12 per share and 245,360 shares were issued for services and other expenses valued at $10,676 at an average price of $0.04 per share

(b)
During the year ended December 31, 2002, 481,046 shares were issued for cash of $44,008 at an average price of $0.09 per share and 500,000 shares were issued for services valued at $10,400 at an average price of $0.02 per share.

(c)
During the period ended December 31, 2001, 1,850,324 shares were issued for cash of $36,532 at an average price of $0.02 per share and 702,450 shares were issued for services valued at $703 at an average price of $0.001 per share.

	(d)	On July 5, 2001, 5,000,000 shares with a value of $0.001 per share were issued to acquire a license (see Note 4).

	(e)	As at December 31, 2003, there are no preferred shares issued and outstanding.

6.	Related Party Transactions

	(a)	Amounts owing from Space Globe are unsecured, non-interest bearing and are due on demand. Space Globe is related to the Company by way of a director and shareholder in common.

(b)
On July 5, 2001, the Company purchased a license related to certain power cell technology for cash of US$50,000 and five million common shares of the Company valued at US$5,000 from Space Globe (see Note 4).

Item 8.     Changes in and Disagreements with Accountants.

                Because the Company has been generally inactive since its inception, it has had no independent accountant until the retention in October 2002 of James Stafford, Suite 300 – 555 West Georgia Street, Vancouver, British Columbia, Canada V6B 1Z6 to act as independent accountant for the Company. In October 2003, the Company retained Manning Elliott, 11th Floor, 1050 West Pender St., Vancouver, BC Canada V6E 3S7 to act as independent accountant for the Company and to audit the financial statements attached hereto. There has been no change in the Company's independent accountant during the period commencing with the Company's retention of Manning Elliott through the date hereof.

PART III

Item 9.     Directors, Executive Officers, Promoters and Control Persons.

Executive Officers and Directors

                Set forth below are the names, ages, terms of office and positions with the Company of the executive officers and directors of the Company.

Name	Age	Term of Office	Position

John E. Salamon	58	Directorship subject to annual election by shareholders.	President, Secretary, Treasurer and sole Director

                All directors hold office until the next annual meeting of the Company's shareholders and until their successors have been elected and qualify. Officers serve at the pleasure of the Board of Director. Mr. Salamon will devote such time and effort to the business and affairs of the Company as may be necessary to perform his responsibilities as the Company's sole executive officer and director.

                Aside from Mr. Salamon, there are no other persons whose activities will be material to the operations of the Company at this time. Mr. Salamon is the sole "promoter" of the Company as such term is defined under the Act.

                John E. Salamon is the Company's sole officer and director. Mr. Salamon was born in Lethbridge, Alberta, Canada in 1946. After completing public education in Bow Island, Alberta, Mr. Salamon began a career path working within the energy industry. Within the scope of oilfield engineering, Mr. Salamon participated in many courses of study allowing him to experiment with the leading edge technologies and their implementation. Mr. Salamon has over 5 years of experience in the development and management of oilfield operations in Europe and Asia.

                During 1997, Mr. Salamon performed promotional services for Globus Cellular in Kelowna, British Columbia, Canada. The work was performed on an independent contractor basis through a company wholly owned by Mr. Salamon, "J. Salamon and Associates". In late 1997 and 1998, Mr. Salamon performed promotional and product marketing services on an independent contractor basis for Beitler Consulting, a U.S. based import-export company. Mr. Salamon provided an avenue for Beitler Consulting to begin marketing product lines into the Canadian marketplace. In February 1998, Mr. Salamon formed Space Globe Technologies Ltd., a Kelowna based corporation, for the purpose of researching and developing energy generation technologies. During 1999, John performed promotional consulting work with an Edmonton based public corporation, Sustainable Developments Inc. He introduced the Edmonton Corporation to potential investors, helped them to generate financial resources, and assisted them with corporate development and diversification strategies.

                In February 2000, Mr. Salamon moved his operations to 302-1028 Alberni Street, Vancouver, Canada, V6E 1A3. From that location, Mr. Salamon continued his work on Space Globe Technologies Ltd. and has been involved in several small consulting contracts relating to fundraising for business and entertainment projects. In April 2001, Mr. Salamon formed Salamon Group Inc. for the purpose of developing and marketing products based on the Space Globe Technologies Ltd. research. To date, Mr. Salamon's efforts have been primarily focused on raising investment capital to fund Salamon Group Inc.'s product development and working capital needs and developing strategic business relationships. The Company believes that such experience coupled with Mr. Salamon's extensive network of business contacts in the energy and alternative energy industries will help the Company open new markets for alternative energy source products.

Significant Employees

                The Company has no employees. Mr. Salamon is currently responsible for all of the Company's business activities.

Family Relationships

                There are no family relationships between or among the executive officer and director of the Company.

Item 10.     Executive Compensation.

                The Company, in consideration for $1,500 cash, issued to Mr. Salamon, the Company's sole executive officer and/or director, 1,500,000 shares of restricted Common Stock. Except for the above-described compensation, it is not anticipated that any executive officer of the Company will receive any cash or non-cash compensation for his or her services in all capacities to the Company until such time as the Company commences business operations. At such time as Salamon Group commences operations, it is expected that the Board of Directors will approve the payment of salaries in a reasonable amount to each of its officers for their services in the positions. At such time, the Board of Directors may, in its discretion, approve the payment of additional cash or non-cash compensation to the foregoing for their services to the Company.

                The Company does not provide officers with pension, stock appreciation rights, long-term incentive or other plans but has the intention of implementing such plans in the future.

Compensation of Directors

                The Company has no standard arrangements for compensating the directors of the Company for their attendance at meetings of the Board of Directors.

Item 11.     Security Ownership of Certain Beneficial Owners and Managers.

                The following table sets forth information as of December 31, 2003 regarding the ownership of the Company's Common Stock by each shareholder known by the Company to be the beneficial owner of more than five per cent of its outstanding shares of Common Stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of Common Stock beneficially owned.

		Amount and
Title of	Name and Address of Beneficial	Nature of	Percent
Class	Owner	Beneficial Owner	of Class

Common	John E. Salamon	6,500,000 [1]	72.5%
	302-1028 Alberni St.
	Vancouver, BC V6E 1A3

Common	White & Lee Investments	500,000 [2]	5.6%
	545 Middlefield Road, Suite 250
	Menlo Park, California 94025

1 Mr. Salamon is the President and sole Director of the Company. His beneficial ownership consists of 1,500,000 shares personally held by Mr. Salamon and 5,000,000 shares owned by Space Globe Technologies Ltd., a Canadian corporation wholly owned by John E. Salamon.

2 White & Lee Investments is an investment vehicle controlled by White & Lee LLP, legal counsel to the Company.

Item 12.     Certain Relationships and Related Transactions.

                On April 27, 2001, the Company issued 1,500,000 shares of restricted Common Stock to Mr. John E. Salamon, the President and Director of the Company and record and beneficial owner of approximately 71.4% of the Company's outstanding Common Stock, in consideration and exchange therefore for $1,500.00 cash in connection with the organization of Salamon Group, Inc.

                On April 27, 2001, the Company issued 500,000 shares of the Company's Common Stock to White & Lee Investments, an investment vehicle controlled by White & Lee LLP, legal counsel to the Company, in consideration and exchange therefore for $500 cash in connection with the organization of Salamon Group, Inc.

                On July 5, 2001, the Company entered into a Technology License Agreement with Space Globe Technologies whereby the Company licensed from Space Globe Technologies certain electrical generator technology which the Company believes to be proprietary (the "Technology"). As consideration for the license to use the Technology, the Company agreed to pay Space Globe Technologies $50,000 and issued to Space Globe Technologies 5,000,000 shares of Common Stock of the Company and granted Space Globe Technologies a royalty of 3% of all gross sales of the Technology. A patent application for the Technology has been filed with the Canadian Intellectual Property Office (Application Number 2,357,766). The Company received a nonexclusive, nontransferable, worldwide license to manufacture, use and sell the Technology as incorporated into the Company's products, as well as the right to appoint distributors to distribute the Technology, as incorporated into the Company's products. Space Globe Technologies Ltd. is a Canadian corporation wholly owned by John E. Salamon.

                At the current time, the Company has no provision to issue any additional securities to management, promoters or their respective affiliates or associates. (See Part I, Item 1. "Description of Business - (b) Business of Registrant.")

Item 13.     Index to and Description of Exhibits

Exhibit
No.	Description

2.1	Articles of Incorporation	(1)

2.2	Bylaws	(1)

2.3	Initial List of Officers, Directors and Registered Agent	(1)

6.1	Technology License Agreement with Space Globe Technologies, Ltd	(1)

7.1	Filings for Canadian Patent Application No. 2,357,766	(1)

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act	(2)

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act	(2)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act	(2)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	(2)

(1) Previously filed in the Registration Statement on Form 10-SB of Salamon Group, Inc. (File No. 000-50530).
(2) Filed herewith

Item 14.     Principal Accountant Fees and Services.

Audit Fees. The aggregate fees billed by our auditors, for professional services rendered for the audit of the Company’s financial statements for the year ended December 31, 2003 were $3,000.

Audit Related Fees. We incurred no fees to auditors for audit related services during the fiscal year ended December 31, 2003.

Tax Fees. The Company incurred no fees to auditors for tax compliance, tax advice and tax compliance services during the fiscal year ended December 31, 2003.

SIGNATURES

                In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 30, 2004

SALAMON GROUP, INC.

	By:	/s/ John E. Salamon
John E. Salamon, President