Form 10QSB
period 2004-03-31
SALAMON GROUP INC
filed 2004-10-13
CIK 1274211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

SALAMON GROUP, INC.
(Name of Small Business Registrant in its charter)

Nevada	93-1324674
(State or other jurisdiction of	(I.R.S. Employer Identification no.)
incorporation or organization)
V6E 1A3
302-1028 Alberni Street	(Zip Code)
Vancouver, B.C., Canada, V6E 1A3
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
Yes ☐ No  ☒

Check if there is no disclosure of delinquent files in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   ☐

State issuer's revenues for its most recent quarter. $ 0

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 8,962,820 as of March 31, 2004.

Copies of Communications Sent to:

William H. Caffee
White & Lee LLP
805 SW Broadway, Suite 2440
Portland, Oregon 97205
Tel: (503) 419-3002 - Fax: (503) 419-3001

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

The Financial Statements of the Company and Notes to Financial Statements required by this Item 1 commence on page F-1 hereof and are incorporated herein by this reference. The Financial Statements filed as part of this Report on Form 10-QSB are listed in the Index to Financial Statements below:

Salamon Group, Inc.
(A Development Stage Company)
Financial Statements
March 31, 2004
(U.S. Dollars)
(Unaudited)

Index

Balance Sheets	F–1

Statements of Operations and Comprehensive Loss	F–2

Statements of Cash Flows	F–3

Notes to the Financial Statements	F–4

F-i

SALAMON GROUP, INC. (A Development Stage Company)

BALANCE SHEETS (Expressed in U.S. dollars)

	March 31,	December 31,
	2004	2003
	$	$
	(unaudited)	(audited)
ASSETS

Current

Cash	2	2
Due from related parties	–	887

Total Current Assets	2	889

Property and equipment (Note 3)	1,802	1,926

Intangible asset (Note 4)	–	–

Total Assets	1,804	2,815

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current
Accounts payable	7,336	10,213
Due to related party (Note 6)	5,446	–

Total Current Liabilities	12,782	10,213

Contingencies and Commitments (Notes 1 and 4)
Subsequent Events (Note 7)

Stockholders' Deficit

Capital stock (Note 5)

Authorized

10,000,000 of preferred shares
40,000,000 of voting common shares

Issued and outstanding

8,962,820 common shares	8,963	8,963

Additional paid-in capital	120,816	120,816

Deficit, accumulated during the development stage	(140,757)	(137,177)

Total Stockholders' Equity (Deficit)	(10,978)	(7,398)

Total Liabilities and Stockholders' Deficit	1,804	2,815

On behalf of the Board:

/s/ John Salamon	Director

The accompanying notes are an integral part of these financial statements
F–1

SALAMON GROUP, INC. (A Development Stage Company)

STATEMENTS OF OPERATIONS (unaudited) (Expressed in U.S dollars)

			Accumulated from
			April 27, 2001
	Three Months Ended		(Inception) to
	March 31,		March 31,
	2004	2003	2004
	$	$	$
GENERAL AND ADMINISTRATIVE
Amortization of intangible asset	–	4,583	55,000
Amortization of property and equipment	124	332	2,713
Consulting and technical services	–	134	11,109
Foreign exchange	399	157	1,028
Interest and bank charges	34	23	329
Office and miscellaneous	303	1,465	7,463
Professional fees	1,435	1,697	35,687
Telephone	941	861	7,503
Transfer agent and filing fees	344	354	1,761
Travel and entertainment	–	2,363	18,164

Net Loss for the Period	(3,580)	(11,969)	(140,757)

Loss per share – Basic	(0.00)	(0.00)

Weighted Average Shares Outstanding	8,962,820	8,641,070

(Diluted loss per share has not been presented as the result is anti-dilutive)

The accompanying notes are an integral part of these financial statements
F–2

SALAMON GROUP, INC. (A Development Stage Company)

STATEMENTS OF CASH FLOWS (unaudited) (Expressed in U.S dollars)

	Three Months Ended
	March 31,
	2004	2003
	$	$
Cash flows from operating activities
Net loss for the period	(3,580)	(11,969)
Adjustments to reconcile loss to net cash used by operating activities:
Amortization of intangible asset	–	4,583
Amortization of property and equipment	124	332
Consulting and technical services	–	134
Other expenses	–	2,535
	(3,456)	(4,385)
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	(2,877)	4,534
	(6,333)	149
Cash flows from investing activities	–	–
Cash flows from financing activities
Advances from (to) related parties	6,333	(2,005)
Issue of share capital for cash	–	1,854
	6,333	(151)
Increase (decrease) in cash and cash equivalents	–	(2)
Cash, beginning of period	2	7
Cash, end of period	2	5

Non-cash Financing Activity
Shares issued for services and other expenses	–	2,669

Supplemental Disclosures
Interest paid	–	–
Income tax paid	–	–

The accompanying notes are an integral part of these financial statements
F–3

SALAMON GROUP, INC. (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (unaudited) (Expressed in U.S dollars)

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

The carrying value of the license is evaluated in each reporting period to determine if there were events or circumstances, which would indicate a possible inability to recover the carrying amount. Such evaluation is based on various analysis including assessing the Company's ability to bring the commercial applications to market, related profitability projections and undiscounted cash flows related to each application, which necessarily involved significant management judgement. Where an impairment loss has been determined, the carrying amount is written-down to fair market value. Fair market value is determined as the amount at which the license could be sold in a current transaction between willing parties. Management of the Company periodically evaluates the recoverability of intangible assets and takes into account events or circumstances that warrant revised estimates of useful lives or that indicate that an impairment exists.

F–4

SALAMON GROUP, INC. (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (unaudited) (Expressed in U.S dollars)

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

The Company has adopted Statement of Financial Accounting Standards No. 109 ("SFAS 109") as of its inception. As of its last fiscal year ended December 31, 2003, the Company had incurred net operating losses as scheduled below:

Year of	Amount	Year of
Loss	$	Expiration

2001	27,366	2016
2002	54,086	2017
2003	39,968	2018
	121,420

Pursuant to SFAS 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

The components of the net deferred tax asset at December 31, 2003 (the end of it last fiscal year), and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are scheduled below:

2003
$
Net Operating Loss	39,968
Statutory Tax Rate	34%
Effective Tax Rate	–
Deferred Tax Asset	13,589
Valuation Allowance	(13,589)
Net Deferred Tax Asset	–

F–5

SALAMON GROUP, INC. (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (unaudited) (Expressed in U.S dollars)

2.	Summary of Significant Accounting Policies (continued)

	(g)	Use of estimates

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

	(k)	Interim Financial Statements

These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

3.	Property and Equipment

			Net book value
		Accumulated	March 31,	December 31,
	Cost	Depreciation	2004	2003
	$	$	$	$
			(unaudited)	(audited)
Computer equipment	3,161	2,139	1,022	1,105
Office equipment	1,354	574	780	821
	4,515	2,713	1,802	1,926

F–6

SALAMON GROUP, INC. (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (unaudited) (Expressed in U.S dollars)

4.	Intangible Asset

			Net book value
		Accumulated	March 31,	December 31,
	Cost	Depreciation	2004	2003
	$	$	$	$
			(unaudited)	(audited)
License	55,000	55,000	–	–

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

	(d)	On July 5, 2001, 5,000,000 shares with a value of $0.001 per share were issued to acquire a license (see Note 4).

	(e)	As at December 31, 2003, there are no preferred shares issued and outstanding.

6.	Related Party Transactions

	(a)	Amounts owing to or from Space Globe are unsecured, non-interest bearing and are due on demand. Space Globe is related to the Company by way of a director and shareholder in common.

(b)
On July 5, 2001, the Company purchased a license related to certain power cell technology for cash of US$50,000 and five million common shares of the Company valued at US$5,000 from Space Globe (see Note 4).

F–7

PART I

Item 2. Management's Discussion and Analysis or Plan of Operation.

Plan of Operations

Since its inception, the Company has conducted no business operations except for organizational and capital raising activities. For the period from inception (April 27, 2001) through March 31, 2004, the Company had no revenue from operations and accumulated operating expenses amounted to $140,757. The Company proposes to compete in the alternative energy source technology market.

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

Financial Condition, Capital Resources and Liquidity

At March 31, 2004, the Company had assets totaling $1,804 and current liabilities of $12,782 attributable to unpaid Space Globe Technologies license fees, accrued legal expenses, and organization expenses. Since the Company's inception, it has received $129,779 in cash and services contributed as consideration for the issuance of shares of Common Stock.

Salamon Group's working capital is presently minimal and there can be no assurance that the Company's financial condition will improve. The Company is expected to continue to have minimal working capital or a working capital deficit as a result of current liabilities. The Company, at inception, issued 1,500,000 shares of the Company's Common Stock to Mr. Salamon, the sole executive officer and director of Salamon Group, and 500,000 shares of the Company's Common Stock to White & Lee Investments, LP, an investment vehicle controlled by White & Lee LLP, legal counsel to the Company, as founder shares. From April 2001 through March 31, 2004, Salamon Group received gross proceeds of $124,279 (including $102,500 in cash and services valued at $21,779) from the sale of a total of 1,962,820 shares of Common Stock, $0.001 par value per share, in an offering conducted pursuant to Section 4(2) of the Act and Rules 504 and 901 (See Part II, Item 4. "Recent Sales of Unregistered Securities). These offerings were made in the Provinces of British Columbia and Alberta, Canada. Even though management believes, without assurance, that it will obtain sufficient capital with which to implement its business plan on a limited scale, the Company is not expected to continue in operation without an infusion of capital. In order to obtain additional equity financing, management may be required to dilute the interest of existing shareholders or forego a substantial interest of its revenues, if any. (See Part I, Item 1. "Description of Business"; See Part I, Item 4. "Security Ownership of Certain Beneficial Owners and Management" and Part I, Item 7. "Certain Relationships and Related Transactions.")

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

Net Operating Losses

As of March 31, 2004, the Company has a net operating loss carry forward of approximately $125,000, which is the basis of a deferred tax asset of $42,500. The tax asset is fully reserved by a valuation allowance of $42,500 recorded in the period ended March 31, 2004. Until the Company's current operations begin to produce earnings, it is unclear as to the ability of the Company to utilize such carry-forwards.

Forward-Looking Statements

This Form 10-SB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this Form 10-QSB which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), business strategy, expansion and growth of the Company's business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this Form 10-QSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

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

On July 5, 2001, the Company entered into a Technology License Agreement with Space Globe Technologies whereby the Company agreed to pay $50,000 to Space Globe Technologies and issued 5,000,000 shares of Common Stock to Space Globe Technologies as license fees. The 5,000,000 shares issued in connection with such Technology License Agreement were issued pursuant to Section 4(2) of the Act. In addition to the foregoing issuances, from April 2001 through March 31, 2004, Salamon Group received gross proceeds of $124,279 (including $102,500 in cash and services valued at $21,779) from the sale of a total of 1,962,820 shares of Common Stock in an offering conducted pursuant to Section 4(2) of the Act and Rules 504 and 901 of Regulation D promulgated thereunder ("Rule 504 and Rule 901"). (See Part II, Item 4. "Recent Sales of Unregistered Securities). These offerings were made in the Provinces of British Columbia and Alberta, Canada.

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

Description of Property

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

Results of operations

The Company reported total expenses for the first quarter ended March 31, 2004 of $3,580 as compared to $11,969 for the first quarter ended March 31, 2003. The decrease in expenses resulted largely from the reduction in amortization and travel and entertainment from $7,278 in the first quarter ending March 31, 2003 to $124 in the first quarter ending March 31, 2004.

Liquidity and capital resources

For the three months ended March 31, 2004, cash used by operating activities was $6,333, compared to cash provided by operating activities $149 for the three months ended March 31, 2003. The difference was primarily associated with settlement of accounts payable paid in the first quarter ended March 31, 2004.

Cash provided by financing activities was $6,333 for the three months ended March 31, 2004, compared to cash used by financing activities of $5,611 for the three months ended March 31, 2003.

Cash used for investing activities was nil for the three months ended March 31, 2004 and for the three months ended March 31, 2003.

The Company has $2 cash in its bank account as at March 31, 2004.

Item 3. Controls and procedures

Management, including the Principal Executive Officer and Principal Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) and 15d-14(c). This evaluation was conducted within 90 days prior to the filing of this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date the Principal Executive Officer an Principal Financial Officer completed their evaluation.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

The Company knows of no legal proceedings to which it is a party or to which any of its property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against the Company.

Item 2. Changes in Securities

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of the Company's shareholders, through the solicitation of proxies or otherwise during the quarterly period ended March 31, 2004.

Item 5. Other Information

Market Price and Dividends on the Common Equity and Related Stockholder Matters.

No matter covered by this report was submitted during the last quarterly period to a vote of the Company's shareholders through the solicitation of proxies or otherwise.

(a) Market Information.

There has been no established public trading market for the Common Stock since the Company's inception on April 27, 2001.

(b) Holders.

As of March 31, 2004, the Company had 41 shareholders of record of its 8,962,820 outstanding shares of Common Stock.

(c) Dividends.

The Company has never paid or declared any dividends on its Common Stock and does not anticipate paying cash dividends in the foreseeable future.

Item 6. Exhibits and Reports on Form 8-K

The following exhibits are filed with the Form 10-QSB:

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SALAMON GROUP, INC.

Date: September 24, 2004	By:	/s/ "John E. Salamon"

John E. Salamon, President