Form 10QSB
period 2004-06-30
SALAMON GROUP INC
filed 2004-10-13
CIK 1274211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 8,962,820 as of June 30, 2004.

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

Salamon Group, Inc.
(A Development Stage Company)
Financial Statements
June 30, 2004
(U.S. Dollars)
(Unaudited)

Index

Balance Sheets	F–1

Statements of Operations and Comprehensive Loss	F–2

Statements of Cash Flows	F–3

Notes to the Financial Statements	F–4

F-i

SALAMON GROUP, INC. (A Development Stage Company)

BALANCE SHEETS (Expressed in U.S. dollars)

	June 30,	December 31,
	2004	2003
	$	$
	(unaudited)	(audited)
ASSETS

Current
Cash	5	2
Due from related parties	–	887

Total Current Assets	5	889

Property and equipment (Note 3)	1,678	1,926

Intangible asset (Note 4)	–	–

Total Assets	1,683	2,815

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current
Accounts payable	4,458	10,213
Due to related party (Note 6)	12,258	–

Total Current Liabilities	16,716	10,213

Contingencies and Commitments (Notes 1 and 4)

Subsequent Events (Note 7)

Stockholders' Deficit

Capital stock (Note 5)

Authorized

10,000,000 of preferred shares
40,000,000 of voting common shares

Issued and outstanding

8,962,820 common shares	8,963	8,963

Additional paid-in capital	120,816	120,816

Deficit, accumulated during the development stage	(144,812)	(137,177)

Total Stockholders' Equity (Deficit)	(15,033)	(7,398)

Total Liabilities and Stockholders' Deficit	1,683	2,815

On behalf of the Board:

/s/ John Salamon	Director

The accompanying notes are an integral part of these financial statements
F–1

SALAMON GROUP, INC. (A Development Stage Company)

STATEMENTS OF OPERATIONS (unaudited) (Expressed in U.S dollars)

					Accumulated from
					April 27, 2001
	Three Months Ended		Six Months Ended		(Inception) to
	June 30,		June 30,		June 30,
	2004	2003	2004	2003	2004
	$	$	$	$	$
GENERAL AND ADMINISTRATIVE
Amortization of intangible asset	–	4,584	–	9,167	55,000
Amortization of property and equipment	124	331	248	663	2,837
Consulting and technical services	–	134	–	268	11,109
Foreign exchange	400	157	799	314	1,428
Interest and bank charges	23	23	57	46	352
Office and miscellaneous	303	1,465	606	2,930	7,766
Professional fees	550	1,698	1,985	3,395	36,237
Telephone	571	861	1,512	1,722	8,075
Transfer agent and filing fees	150	355	494	709	1,911
Travel and entertainment	1,934	2,363	1,934	4,726	20,097

Net Loss for the Period	(4,055)	(11,971)	(7,635)	(23,940)	(144,812)

Loss per share – Basic	(0.00)	(0.00)	(0.00)	(0.00)

Weighted Average Shares Outstanding	8,962,820	8,693,820	8,962,820	8,748,320

(Diluted loss per share has not been presented as the result is anti-dilutive)

The accompanying notes are an integral part of these financial statements
F–2

SALAMON GROUP, INC. (A Development Stage Company)

STATEMENTS OF CASH FLOWS (unaudited) (Expressed in U.S dollars)

	Six Months Ended
	June 30,
	2004	2003
	$	$
Cash flows from operating activities
Net loss for the period	(7,635)	(23,940)
Adjustments to reconcile loss to net cash used by operating activities:
Amortization of intangible asset	–	9,167
Amortization of property and equipment	248	663
Consulting and technical services	–	268
Other expenses	–	5,070
	(7,387)	(8,772)
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	(5,755)	9,072
	(13,142)	300
Cash flows from investing activities	–	–
Cash flows from financing activities
Advances from (to) related parties	13,145	(4,010)
Issue of share capital for cash	–	3,708
	13,145	(302)
Increase (decrease) in cash and cash equivalents	3	(2)
Cash, beginning of period	2	7
Cash, end of period	5	5

Non-cash Financing Activity
Shares issued for services and other expenses	–	5,338

Supplemental Disclosures
Interest paid	–	–
Income tax paid	–	–

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

3.	Property and Equipment

			Net book value
		Accumulated	June 30,	December 31,
	Cost	Depreciation	2004	2003
	$	$	$	$
			(unaudited)	(audited)
Computer equipment	3,161	2,222	939	1,105
Office equipment	1,354	615	739	821
	4,515	2,837	1,678	1,926

F–6

SALAMON GROUP, INC. (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (unaudited) (Expressed in U.S dollars)

4.	Intangible Asset

			Net book value
		Accumulated	June 30,	December 31,
	Cost	Depreciation	2004	2003
	$	$	$	$
			(unaudited)	(audited)
License	55,000	55,000	–	–

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

PART I FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis or Plan of Operation.

Plan of Operations

Since its inception, the Company has conducted no business operations except for organizational and capital raising activities. For the period from inception (April 27, 2001) through June 30, 2004, the Company had no revenue from operations and accumulated operating expenses amounted to $144,812. The Company proposes to compete in the alternative energy source technology market.

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

Financial Condition, Capital Resources and Liquidity

At June 30, 2004, the Company had assets totaling $1,683 and current liabilities of $16,716 attributable to unpaid Space Globe Technologies license fees, accrued legal expenses, and organization expenses. Since the Company's inception, it has received $129,779 in cash and services contributed as consideration for the issuance of shares of Common Stock.

Salamon Group's working capital is presently minimal and there can be no assurance that the Company's financial condition will improve. The Company is expected to continue to have minimal working capital or a working capital deficit as a result of current liabilities. The Company, at inception, issued 1,500,000 shares of the Company's Common Stock to Mr. Salamon, the sole executive officer and director of Salamon Group, and 500,000 shares of the Company's Common Stock to White & Lee Investments, LP, an investment vehicle controlled by White & Lee LLP, legal counsel to the Company, as founder shares. From April 2001 through June 30, 2004, Salamon Group received gross proceeds of $124,279 (including $102,500 in cash and services valued at $21,779) from the sale of a total of 1,962,820 shares of Common Stock, $0.001 par value per share, in an offering conducted pursuant to Section 4(2) of the Act and Rules 504 and 901 (See Part II, Item 4. "Recent Sales of Unregistered Securities). These offerings were made in the Provinces of British Columbia and Alberta, Canada. Even though management believes, without assurance, that it will obtain sufficient capital with which to implement its business plan on a limited scale, the Company is not expected to continue in operation without an infusion of capital. In order to obtain additional equity financing, management may be required to dilute the interest of existing shareholders or forego a substantial interest of its revenues, if any. (See Part I, Item 1. "Description of Business"; See Part I, Item 4. "Security Ownership of Certain Beneficial Owners and Management" and Part I, Item 7. "Certain Relationships and Related Transactions.")

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

Net Operating Losses

As of June 30, 2004, the Company has a net operating loss carry forward of approximately $128,600, which is the basis of a deferred tax asset of $43,700. The tax asset is fully reserved by a valuation allowance of $43,700 recorded in the period ended June 30, 2004. Until the Company's current operations begin to produce earnings, it is unclear as to the ability of the Company to utilize such carry-forwards.

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

On July 5, 2001, the Company entered into a Technology License Agreement with Space Globe Technologies whereby the Company agreed to pay $50,000 to Space Globe Technologies and issued 5,000,000 shares of Common Stock to Space Globe Technologies as license fees. The 5,000,000 shares issued in connection with such Technology License Agreement were issued pursuant to Section 4(2) of the Act. In addition to the foregoing issuances, from April 2001 through June 30, 2004, Salamon Group received gross proceeds of $124,279 (including $102,500 in cash and services valued at $21,779) from the sale of a total of 1,962,820 shares of Common Stock in an offering conducted pursuant to Section 4(2) of the Act and Rules 504 and 901 of Regulation D promulgated thereunder ("Rule 504 and Rule 901"). (See Part II, Item 4. "Recent Sales of Unregistered Securities). These offerings were made in the Provinces of British Columbia and Alberta, Canada.

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

Results of operations

The Company reported total expenses for the second quarter ended June 30, 2004 of $4,055 as compared to $11,971 for the first quarter ended June 30, 2003. The decrease in expenses resulted largely from the reduction in amortization, office expenses, professional fees and travel and entertainment from $10,441 in the second quarter ending June 30, 2003 to $2,911 in the second quarter ending June 30, 2004.

Liquidity and capital resources

For the six months ended June 30, 2004, cash used by operating activities was $13,142, compared to cash provided by operating activities $300 for the six months ended June 30, 2003. The difference was primarily associated with settlement of accounts payable paid in the period ended June 30, 2004.

Cash provided by financing activities was $13,145 for the six months ended June 30, 2004, compared to cash used by financing activities of $302 for the six months ended June 30, 2003.

Cash used for investing activities was nil for the six months ended June 30, 2004 and for the six months ended June 30, 2003.

The Company has $5 cash in its bank account as at June 30, 2004.

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

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of the Company's shareholders, through the solicitation of proxies or otherwise during the quarterly period ended June 30, 2004.

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

(b) Holders.

As of June 30, 2004, the Company had 41 shareholders of record of its 8,962,820 outstanding shares of Common Stock.

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