Form 10QSB
period 2004-09-30
SALAMON GROUP INC
filed 2004-11-09
CIK 1274211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Check if there is no disclosure of delinquent files in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

State issuer's revenues for its most recent quarter. $ 0

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 8,962,820 as of September 30, 2004.

Copies of Communications Sent to:

William H. Caffee
White & Lee LLP
805 SW Broadway, Suite 2440
Portland, Oregon 97205
Tel: (503) 419-3002 - Fax: (503) 419-3001

PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements.

The Financial Statements of the Company and Notes to Financial Statements required by this Item 1 commence on page F-1 hereof and are incorporated herein by this reference. The Financial Statements filed as part of this Report on Form 10-QSB are listed in the Index to Financial Statements below:

SALAMON GROUP, INC.
(A Development Stage Company)

Financial Statements
September 30, 2004
(Expressed in U.S. dollars)
(unaudited)

F-1

SALAMON GROUP, INC. (A Development Stage Company) BALANCE SHEETS (Expressed in U.S. dollars)

	September 30,	December 31,
	2004	2003
	$	$
	(unaudited)	(audited)
ASSETS

Current

Cash	–	2
Due from related parties	–	887

Total Current Assets	–	889

Property and equipment (Note 3)	1,554	1,926

Intangible asset (Note 4)	–	–

Total Assets	1,554	2,815

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current
Accounts payable	6,753	10,213
Due to related party (Note 6)	20,542	–

Total Current Liabilities	27,295	10,213

Contingencies and Commitments (Notes 1 and 4)
Subsequent Events (Note 7)

Stockholders' Deficit

Capital Stock (Note 5)

Authorized

10,000,000 of preferred shares
40,000,000 of voting common shares

Issued and outstanding

8,962,820 common shares	8,963	8,963

Additional Paid-In Capital	120,816	120,816

Deficit Accumulated During the Development Stage	(155,520)	(137,177)

Total Stockholders' Equity (Deficit)	(25,241)	(7,398)

Total Liabilities and Stockholders' Deficit	1,554	2,815

On behalf of the Board:

/s/ John E. Salamon       Director

The accompanying notes are an integral part of these financial statements
F–2

SALAMON GROUP, INC. (A Development Stage Company) STATEMENTS OF OPERATIONS (Expressed in U.S dollars) (unaudited)

					Accumulated from
					April 27, 2001
	Three Months Ended		Nine Months Ended		(Inception) to
	September 30		September 30,		September 30,
	2004	2003	2004	2003	2004
	$	$	$	$	$
GENERAL AND ADMINISTRATIVE
Amortization of intangible asset	–	4,584	–	13,751	55,000
Amortization of property and equipment	124	331	372	994	2,961
Consulting and technical services	–	134	–	402	11,109
Foreign exchange	484	157	1,283	496	1,912
Interest and bank charges	6	23	63	69	358
Office and miscellaneous	687	1,465	1,293	4,395	8,453
Professional fees	2,750	1,698	4,735	5,093	38,987
Telephone	1,573	861	3,085	2,558	9,648
Transfer agent and filing fees	200	355	694	1,064	2,111
Travel and entertainment	4,884	2,363	6,818	7,089	24,981

Net Loss for the Period	(10,708)	(11,971)	(18,343)	(35,911)	(155,520)

Loss per share – Basic	(0.00)	(0.00)	(0.00)	(0.00)

Weighted Average Shares Outstanding	8,962,820	8,693,820	8,962,820	8,748,320

(Diluted loss per share has not been presented as the result is anti-dilutive)

The accompanying notes are an integral part of these financial statements

F–3

SALAMON GROUP, INC. (A Development Stage Company) STATEMENTS OF CASH FLOWS (Expressed in U.S dollars) (unaudited)

	Nine Months Ended
	September 30,
	2004	2003
	$	$
Cash flows from operating activities

Net loss for the period	(18,343)	(35,911)

Adjustments to reconcile loss to net cash used by operating activities:

Amortization of intangible asset	–	13,751
Amortization of property and equipment	372	994
Consulting and technical services	–	402
Other expenses	–	7,605
	(17,971)	(13,159)
Changes in operating assets and liabilities:

Increase (decrease) in accounts payable	(3,460)	9,072

	(21,431)	(4,087)

Cash flows from investing activities	–	–

Cash flows from financing activities

Advances from (to) related parties	21,429	(115)
Issue of share capital for cash	–	4,208

	21,429	4,093

Increase (decrease) in cash and cash equivalents	(2)	6

Cash, beginning of period	2	7

Cash, end of period	–	13

Non-cash Financing Activity

Shares issued for services and other expenses	–	8,007

Supplemental Disclosures

Interest paid	–	–
Income tax paid	–	–

The accompanying notes are an integral part of these financial statements
F–4

SALAMON GROUP, INC. (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS (Expressed in U.S dollars) (unaudited)

1.	Nature of Operations and Continuance of Business

Salamon Group, Inc. (the "Company") was incorporated in the State of Nevada, USA, on April 27, 2001. The Company is a development stage company whose principal business plan is to seek earnings by exploiting technology held under a license agreement.

In a development stage company, management devotes most of its activities in investigating business opportunities and further advancing its technologies. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or attain profitable operations. There is no guarantee that the Company will be able to complete any of the above objectives. At September 30, 2004, the Company had a working capital deficit of $27,295 and an accumulated deficit of $155,520. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

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

F–5

SALAMON GROUP, INC. (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS (Expressed in U.S dollars) (unaudited)

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

The Company has adopted Statement of Financial Accounting Standards No. 109 ("SFAS 109") as of its inception. As of its last fiscal year the Company has a incurred net operating losses as scheduled below:

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

F–6

SALAMON GROUP, INC. (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS (Expressed in U.S dollars) (unaudited)

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

3.	Property and Equipment

			Net Book Value
		Accumulated	September 30,	December 31,
	Cost	Depreciation	2004	2003
	$	$	$	$
			(unaudited)	(audited)
Computer equipment	3,161	2,305	856	1,105
Office equipment	1,354	656	698	821

	4,515	2,961	1554	1,926

F–7

SALAMON GROUP, INC. (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS (Expressed in U.S dollars) (unaudited)

4. Intangible Asset

			Net book value
		Accumulated	September 30,	December 31,
	Cost	Depreciation	2004	2003
	$	$	$	$
			(unaudited)	(audited)
License	55,000	55,000	–	–

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

	(d)	On July 5, 2001, 5,000,000 shares with a value of $0.001 per share were issued to acquire a license (see Note 4).

	(e)	As at September 30, 2004, there are no preferred shares issued and outstanding.

6.	Related Party Transactions

	(a)	Amounts owing to or from Space Globe are unsecured, non-interest bearing and are due on demand. Space Globe is related to the Company by way of a director and shareholder in common.

(b)
On July 5, 2001, the Company purchased a license related to certain power cell technology for cash of US$50,000 and five million common shares of the Company valued at US$5,000 from Space Globe (see Note 4).

F–8

Item 2.        Management's Discussion and Analysis or Plan of Operation.

Plan of Operations

Since its inception, the Company has conducted no business operations except for organizational and capital raising activities. For the period from inception (April 27, 2001) through September 30, 2004, the Company had no revenue from operations and accumulated operating expenses amounted to $155,520. The Company proposes to compete in the alternative energy source technology market.

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

Financial Condition, Capital Resources and Liquidity

At September 30, 2004, the Company had assets totalling $1,554 and current liabilities of $27,295 attributable to unpaid Space Globe Technologies license fees, accrued legal expenses, and organization expenses. Since the Company's inception, it has received $129,779 in cash and services contributed as consideration for the issuance of shares of Common Stock.

Salamon Group's working capital is presently minimal and there can be no assurance that the Company's financial condition will improve. The Company is expected to continue to have minimal working capital or a working capital deficit as a result of current liabilities. The Company, at inception, issued 1,500,000 shares of the Company's Common Stock to Mr. Salamon, the sole executive officer and director of Salamon Group, and 500,000 shares of the Company's Common Stock to White & Lee Investments, LP, an investment vehicle controlled by White & Lee LLP, legal counsel to the Company, as founder shares. From April 2001 through September 30, 2004, Salamon Group received gross proceeds of $124,279 (including $102,500 in cash and services valued at $21,779) from the sale of a total of 1,962,820 shares of Common Stock, $0.001 par value per share, in an offering conducted pursuant to Section 4(2) of the Act and Rules 504 and 901 (See Part II, Item 4. "Recent Sales of Unregistered Securities). These offerings were made in the Provinces of British Columbia and Alberta, Canada. Even though management believes, without assurance, that it will obtain sufficient capital with which to implement its business plan on a limited scale, the Company is not expected to continue in operation without an infusion of capital. In order to obtain additional equity financing, management may be required to dilute the interest of existing shareholders or forego a substantial interest of its revenues, if any. (See Part I, Item 1. "Description of Business"; See Part I, Item 4. "Security Ownership of Certain Beneficial Owners and Management" and Part I, Item 7. "Certain Relationships and Related Transactions.")

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

Net Operating Losses

As of September 30, 2004, the Company has a net operating loss carry forward of approximately $130,500, which is the basis of a deferred tax asset of $44,300. The tax asset is fully reserved by a valuation allowance of $44,300 recorded in the period ended September 30, 2004. Until the Company's current operations begin to produce earnings, it is unclear as to the ability of the Company to utilize such carry-forwards.

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

Description of Business.

(a) Business Development.

Salamon Group, Inc. (hereinafter referred to as the "Company" or "Salamon Group") was organized under the laws of the State of Nevada on April 27, 2001. The Company is a developmental stage company organized by John E. Salamon, the President and Director and sole executive of the Company. The Company's aim is to develop and license certain electrical generator technology, which the Company believes to be proprietary. The Company's offices are presently located at 302-1028 Alberni Street, Vancouver, B.C., Canada, V6E 1A3 and its telephone number is (604) 408-3861. The Company's Nevada registered agent is National Registered Agents, Inc. of NV, 1100 East William Street, Suite 207, Carson City, NV 89701.

The Company has conducted no business operations since its inception except organizational and fund raising activities and the licensing of certain electrical generator technology from Space Globe Technologies Ltd., a British Columbia, Canada corporation ("Space Globe Technologies"). The Company initially distributed to Mr. John E. Salamon and White & Lee Investments, L.P. a total of 1,500,000 and 500,000 shares, respectively, of common stock, $0.001 par value per share ("Common Stock"). These founders' shares were issued pursuant to Section 4(2) of the Securities Act of 1933 (the "Act").

On July 5, 2001, the Company entered into a Technology License Agreement with Space Globe Technologies whereby the Company agreed to pay $50,000 to Space Globe Technologies and issued 5,000,000 shares of Common Stock to Space Globe Technologies as license fees. The 5,000,000 shares issued in connection with such Technology License Agreement were issued pursuant to Section 4(2) of the Act. In addition to the foregoing issuances, from April 2001 through September 30, 2004, Salamon Group received gross proceeds of $124,279 (including $102,500 in cash and services valued at $21,779) from the sale of a total of 1,962,820 shares of Common Stock in an offering conducted pursuant to Section 4(2) of the Act and Rules 504 and 901 of Regulation D promulgated thereunder ("Rule 504 and Rule 901"). (See Part II, Item 4. "Recent Sales of Unregistered Securities). These offerings were made in the Provinces of British Columbia and Alberta, Canada.

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

The Company's gross profit margin will be determined in part by its ability to minimize and control operating costs, and specifically labour costs and to maintain a firm control on marketing, sales and advertising costs. The Company will also attempt to maximize market penetration of its products in order to capture a stream of revenue.

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

Results of operations

The Company reported total expenses for the third quarter ended September 30, 2004 of $5,878 as compared to $11,971 for the third quarter ended September 30, 2003. The decrease in expenses resulted largely from the reduction in amortization, office expenses, professional fees and travel and entertainment from $10,441 in the third quarter ending September 30, 2003 to $5,562 in the third quarter ending September 30, 2004.

Liquidity and capital resources

For the nine months ended September 30, 2004, cash used by operating activities was $21,431, compared to $4,087 for the nine months ended September 30, 2003. The difference was primarily associated with settlement of accounts payable paid in the period ended September 30, 2004.

Cash provided by financing activities was $21,429 for the nine months ended September 30, 2004, compared to $493 for the nine months ended September 30, 2003.

Cash used for investing activities was nil for the nine months ended September 30, 2004 and for the nine months ended September 30, 2003.

The Company has $0 cash in its bank account as at September 30, 2004.

Item 3.        Controls and procedures

Management, including the Principal Executive Officer and Principal Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) and 15d-14(c). This evaluation was conducted within 90 days prior to the filing of this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date the Principal Executive Officer and Principal Financial Officer completed their evaluation.

PART II - OTHER INFORMATION

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

None

Item 3.        Defaults Upon Senior Securities

None

Item 4.        Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of the Company's shareholders, through the solicitation of proxies or otherwise during the quarterly period ended September 30, 2004.

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

(b) Holders.

As of September 30, 2004, the Company had 41 shareholders of record of its 8,962,820 outstanding shares of Common Stock.

(c) Dividends.

The Company has never paid or declared any dividends on its Common Stock and does not anticipate paying cash dividends in the foreseeable future.

Item 6.        Exhibits and Reports on Form 8-K

The following exhibits are filed with the Form 10-QSB:

31	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for CEO.

32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for CFO.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SALAMON GROUP, INC.

Date: November 5, 2004	By:	/s/ John E. Salamon

John E. Salamon, President