Form 10KSB/A
period 2003-12-31
SALAMON GROUP INC
filed 2005-02-15
CIK 1274211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

Amendment No. 1
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

SALAMON GROUP, INC.
(Name of Small Business Registrant in its charter)

Nevada	93-1324674
(State or other jurisdiction of	(I.R.S. Employer Identification no.
incorporation or organization)

302-1028 Alberni Street	V6E 1A3
Vancouver, B.C., Canada, V6E 1A3	(Zip Code)
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
White & Lee LLP
805 SW Broadway, Suite 2440
Portland, Oregon 97205
Tel: (503) 419-3002 - Fax: (503) 419-3001

SUMMARY TABLE OF CONTENTS

PART I

Item 1. Description of Business.

              (a) Business Development.

              SALAMON GROUP, INC. (hereinafter referred to as the “Company” or “Salamon Group”) was organized under the laws of the State of Nevada on April 27, 2001. The Company is a developmental stage company organized by John E. Salamon, the President and Director and sole executive of the Company. The Company’s aim is to develop, license and/or acquire certain electrical generator technology which the Company believes to be proprietary. The Company's offices are presently located at 302-1028 Alberni Street, Vancouver, B.C., Canada, V6E 1A3 and its telephone number is (604) 408-3861. The Company’s Nevada registered agent is National Registered Agents, Inc. of NV, 1100 East William Street, Suite 207, Carson City, NV 89701

              The Company has conducted no business operations since its inception except organizational and fund raising activities and the licensing and subsequent acquisition of certain electrical generator technology from Space Globe Technologies Ltd., a British Columbia, Canada corporation (“Space Globe Technologies”). The Company initially distributed to Mr. John E. Salamon and White & Lee Investments, L.P. a total of 1,500,000 and 500,000 shares, respectively, of common stock, $0.001 par value per share (“Common Stock”). These founders shares were issued pursuant to Section 4(2) of the Securities Act of 1933 (the “Act”).

              On July 5, 2001, the Company entered into a Technology License Agreement with Space Globe Technologies whereby the Company agreed to pay $50,000 to Space Globe Technologies and issued 5,000,000 shares of Common Stock to Space Globe Technologies as license fees. The 5,000,000 shares issued in connection with such Technology License Agreement were issued pursuant to Section 4(2) of the Act. In January, 2005, Space Globe Technologies and Salamon Group in mutual agreement replaced the license agreement with an Agreement which transferred 100% ownership of and rights to the Technology to Salamon Group for no additional compensation. John Salamon also assigned all rights to the patent pending to Salamon Group. In addition to the foregoing issuances, from April 2001 through December 31, 2003, Salamon Group received gross proceeds of $124,279 (including $102,500 in cash and services valued at $21,779) from the sale of a total of 1,962,820 shares of Common Stock in an offering conducted pursuant to Section 4(2) of the Act and Rules 504 and Regulation S. (See Part II, Item 4. “Recent Sales of Unregistered Securities). These offerings were made in the Provinces of British Columbia and Alberta, Canada.

              There are no preliminary agreements or understandings between the Company and its sole executive officer and director or affiliates or lending institutions with respect to any loan agreements or arrangements.

              The Company intends to offer additional securities under Rule 506 and Regulation S to fund its short and medium term expansion plans. (See Part I, Item 1. “Description of Business - (b) Business of Registrant.”)

              See (b) “Business of Registrant” immediately below for a description of the Company's proposed business. As of the date hereof, the Company has no other employees or customers.

              (b) Business of Registrant.

General

              Since its inception, the Company has conducted no business operations except for organizational activities, the offering of Common Stock pursuant to which it has received gross offering proceeds in the amount of $124,779 (including $103,000 in cash and services valued at $21,779), and the licensing and subsequent purchase and further development of certain electrical generator technology from Space Globe Technologies. The Company has had no employees since its organization. It is anticipated that the Company's sole executive officer and director will receive a reasonable salary for services as the sole executive officer at such time as the Company commences business operations. (See Part I, Item 6. “Executive Compensation.”) This individual will devote such time and effort as may be necessary to participate in the day-today management of the Company. (See Part I, Item 5. “Directors, Executive Officers, Promoters and Control Persons - Executive Officers and Directors.”)

              On July 5, 2001, the Company entered into a Technology License Agreement with Space Globe Technologies whereby the Company licensed from Space Globe Technologies certain electrical generator technology which the Company believes to be proprietary (the “Technology”). As consideration for the license to use the Technology, the Company agreed to pay Space Globe Technologies $50,000 and 5,000,000 shares of Common Stock of the Company and granted Space Globe Technologies a 3% royalty on all gross sales of the Technology. A patent application for the Technology has been filed with the Canadian Intellectual Property Office (Application Number 2,357,766). The Company received a nonexclusive, nontransferable, worldwide license to manufacture, use and sell the Technology as incorporated into the Company’s products, as well as the right to appoint distributors to distribute the Technology, as incorporated into the Company’s products.

              In January, 2005, Space Globe Technologies and Salamon Group in mutual agreement replaced the license agreement with an Agreement which transferred 100% ownership of and rights to the Technology to Salamon Group. John Salamon also assigned all rights to the patent pending to Salamon Group. Space Globe has already received compensation by way of the $50,000 cash and 5 million shares of Salamon Group. Space Gloge is no longer entitled to receive a 3% royalty on any sales of the Technology. The Company has completed development of the Technology and products containing the Technology, and seeking licensees to manufacture and market the finished product.

Technology/Product

              The Electric Power Generator (“EPG”) device consists of an electric motor, an alternator, a regulator system, an inverter, a capacitor, an isolator , a main battery and a secondary batter. These parts are all contained in a metal or plastic molded encasement. The electric motor drives the alternator which changes the main battery through the regulator and isolator. The main battery supplies current and voltage to the (control system), an inverter which converts the DC voltage to AC voltage. The AC voltage is then used to supply power to any AC powered device such as a television, lamp, radio, small appliances, etc. (depending on required wattage.)

As the voltage level is depleted in the main batter, a control system, powered by the secondary battery, starts the motor which in turn recharges the main batter. Thus the EPG is a self-replenishing power unit. If for some reason the batteries are & completely depleted, they can be recharged from an outside power source using an adaptor.The performance of the EPG is relative to the size of the inverter and the number of batteries. EPG is 115 VAC and 300 watts with a 12 VDC putlet. The charging cycle is relative to the load on the inverter. The greater the load, the faster the main battery depletes.The typical “midsize” EPG requires no venting as it uses sealed batteris and creates a negligible amount of heat. When charging, it produces a noise level similar to that of a turntable style microwave.All components of the EPG are CSA approved in Canada. All licesees will be in compliance with Canadian standards and will be required to comply with standards of the USA and other countries prior to distributing the EPG in those countries.

Competitive Products:
              There are many similar products on the market, including gasoline and diesel powered generators, but few that are “self-charging”. The main advantages of the EPG are that it is self-charging and that unlike fuel-powered generators, the EPG can be used indoors because of its size, negligible noise level an does not need to be “re-fuelled”.

Patent:
              A Patent application (2,357,766) was filed in Canada by John Salamon on September 4, 2001. The key element of the Patent application includes the unique assembly of the component parts which provides for self-recharging of the device. The application is “pending” and will only be examined when formally requested by Mr. Salamon. The request must be filed within 5 years from the original filing date. It is anticipated that such request qill be made within the next 12 months. When capital is available, Mr. Salamon intends to apply for Patents in the US and other countries on behalf of Salamon Group.

Prototype and Working Model:
              A prototype was built by Space Globe in 2002 and was provided to Salamon Group for further development. In 2004, Salamon Group completed construction of a working model which is now available for demonstration to potential licensees.

Manufacturing:
              At this time, the Company does not intend to manufacture the device but is attempting to secure licensees to commercially produce and market the product worldwide.

Sales and Marketing-Licensee Sales:
              The Company plans to engage a local marketing company to secure licensees to manufacture and market the product worldwide. This plan will be initiated by March, 2005. The amount of the license fees have not yet been establishes and will be subject to negotiation.

Management:
              At this time, the Company is solely directed and managed by John Salamon. As finances allow, other personell will be employed in various management capacities.

Mr. Salamon began his working career in the oil industry in Alberta, Canada in 1966. From 1966 to 1985, he performed various jobs in the oilfields and on drilling platforms for several oil companies in Canada, United States, England, Africa, Saudi Arabia, Bahrain, Malta and Peru. His duties included repair and maintenance of electric motors and generators which provided Mr. Salamon with a comprehensive understanding of the workings of electric powered devices. From 1986 to 1990 assisted with the development of a shopping mall and other properties in Northern Alberta. From 1991 to 1998, Mr. Salamon contracted to Globus Cellular & to Beitler Consulting to provide technical and marketing services for their products. In 1998, Mr. Salamon formed Space Globe Technologies to continue research and development of technologies and products in the field of electric power generation. In 2001, Mr. Salamon formed Salamon Group, Inc. to license and/or purchase technologies in the field of electric power generation. From 1998 to date Mr.Salamon has been directing and managing both companies.

Consultants and Technicians:
              The Company employs consultants and technicians on a contract and on an “as needed” basis. At present there are no contractual arrangements. During 2004, Salamon Group engaged Mr. Mike Ewashen to assist in the completion of the assembly of the working model of the EPG device. Mr. Ewashen is a certified Electronics Technician and a Test Engineering Technologist. He has been working in the field of electronics for the past 18 years He remains available to consult to the Company to assist in Research & Development of other products.

Research and Development:
              The Company plans to continue Research and Development of other electric and solar powered devices as capital funding is procured.

Facilities:
              In its initial phase, the Company will operate out of offices provided by Mr. Salamon. The Company address is 302-1028 Alberni Street, Vancouver, B.C., Canada, V6E-1A3. Mr. Salamon will begin researching the real estate market in order to determine the most appropriate site to locate Salamon Group's offices and facilities.

Funding:
              The Company plans to raise approximately $200,000 during the next 6 months by way of private placements from relatives and business associates of John Salamon. As soon as possible, the Company will seek public trading status which will enable the Company to raise additional development and working capital. The funds will be used to secures license agreements, to continue research and development and for general working capital. The Company also plans to apply for Government of Canada Research and Development Grants.

              The following discussion as it relates to the Company's medium and long term business objectives, is of course pertinent only if the Company is successful in obtaining sufficient debt and/or equity financing to commence operations.

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

Facilities

              In its initial phase, the Company will operate out of offices provided by Mr. Salamon. The Company address is 302-1028 Alberni Street, Vancouver, B.C., Canada, V6E 1A3. Mr. Salamon will begin researching the real estate market in order to determine the most appropriate site to locate Salamon Group's offices and facilities.

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

              During 1997, Mr. Salamon performed promotional services for Globus Cellular in Kelowna, British Columbia, Canada. The work was performed on an independent contractor basis through a company wholly owned by Mr. Salamon, “J. Salamon and Associates”. In late 1997 and 1998, Mr. Salamon performed promotional and product marketing services on an independent contractor basis for Beitler Consulting, a U.S. based import-export company. Mr. Salamon provided an avenue for Beitler Consulting to begin marketing product lines into the Canadian marketplace. In February 1998, Mr. Salamon formed Space Globe Technologies Ltd., a Kelowna based corporation, for the purpose of researching and developing energy generation technologies. During 1999, John performed promotional consulting work with an Edmonton based public corporation, Sustainable Developments Inc.

              In February 2000, Mr. Salamon moved his operations to 302-1028 Alberni Street, Vancouver, Canada, V6E 1A3. From that location, Mr. Salamon continued his work on Space Globe Technologies Ltd. and has been involved in several small consulting contracts relating to fundraising for business and entertainment projects. In April 2001, Mr. Salamon formed Salamon Group Inc. for the purpose of developing and marketing products based on the Space Globe Technologies Ltd. research. To date, Mr. Salamon’s efforts have been primarily focused on raising investment capital to fund Salamon Group Inc.’s product development and working capital needs and developing strategic business relationships. The Company believes that such experience coupled with Mr. Salamon’s extensive network of business contacts in the energy and alternative energy industries will help the Company open new markets for alternative energy source products.

              The Company has no other employees. Mr. Salamon is currently responsible for all of the Company’s business activities.

Government Regulation

              As an employer the Company is subject to all federal, state and local statutes and regulations governing its relationship with its employees and affecting businesses generally.

Risk Factors

              Before making an investment decision, prospective investors in the Company's Common Stock should carefully consider, along with other matters referred to herein, the following risk factors inherent in and affecting the business of the Company.

              1. Development Stage Company. Salamon Group was organized on April 27, 2001, and accordingly, is in the early form of its development stage and must be considered promotional. Management's efforts, since inception, have been allocated primarily to organizational and fund raising activities and the ability of the Company to establish itself as a going concern is dependent upon the receipt of additional funds from operations or other sources to continue those activities. Potential investors should be aware of the difficulties normally encountered by a new enterprise in its development stage, including under-capitalization, cash shortages, limitations with respect to personnel, technological, financial and other resources and lack of a licensee base and market recognition, most of which are beyond the Company's control. The likelihood that the Company will succeed must be considered in light of the problems, expenses and delays frequently encountered in connection with the competitive environment in which the Company will operate. The Company's success depends to a large extent on Mr. Salamon's abilities and effectiveness in successfully building a large and profitable licensee base. There is no guarantee that the Company's proposed activities will attain the level of recognition and acceptance necessary for the Company to become viable. There is intense competition in the marketplace, several competitors are large public companies which are already positioned in the business and which are better financed than the Company. There can be no assurance that the Company, with its very limited capitalization, will be able to compete with these companies and achieve profitability. (See Part I, Item 1. “Description of Business.”)

              2. No Operating History, Revenues or Earnings. As of the date hereof, the Company has not yet commenced operations and, accordingly, has received no operating revenues or earnings. Since its inception, most of the time and resources of Salamon Group's sole executive officer and director has been spent in organizing the Company, obtaining interim financing and developing a business plan. The Company's success is dependent upon its obtaining additional financing from intended operations, from placement of its equity or debt or from third party funding sources. The Company's success in the business of internet marketing depends upon the generation of a sufficient amount of sales to enable the Company to continue in operation. There is no assurance that Salamon Group will be able to obtain additional debt or equity financing from any source. The Company, during the development stage of its operations, can be expected to sustain substantial operating expenses without generating any operating revenues or the operating revenues generated can be expected to be insufficient to cover expenses. Thus, for the foreseeable future, unless the Company attains profitable operations, which is not anticipated, the Company's financial statements will show an increasing net operating loss. (See Part I, Item 1. “Description of Business.”)

              3. Minimal Working Capital and Net Worth. As of December 31, 2003, the Company had cash and cash equivalent assets of $2 and a working capital deficit of $9,324. On that date, the Company had a negative net worth of ($7,398), consisting principally of Paid in Capital of $129,779, less the Space Globe Technologies license fee and accrued expenses. Salamon Group's working capital is presently minimal and there can be no assurance that the Company's financial condition will improve. The Company is expected to continue to have minimal working capital or a working capital deficit as a result of current liabilities. Even though management believes, without assurance, that it will obtain sufficient capital with which to implement its business plan on a limited scale, the Company is not expected to continue in operation after twelve (12) months without an infusion of capital.In order to obtain additional equity financing, management may be required to dilute the interest of existing shareholders or forego a substantial portion of its revenues, if any. (See Part I, Item 1. “Description of Business”)

              4. Need for Additional Capital. Going Concern Qualification Expressed by Auditor. Without an infusion of capital or profits from operations, the Company is not expected to continue in operation after the expiration of the period of twelve (12) months from the date hereof. Accordingly, the Company is not expected to become a viable business entity unless additional equity and/or debt financing is obtained. Salamon Group's independent certified public accountant has expressed this as a “going concern” qualification on the Company's financial statements. The Company does not anticipate the receipt of operating revenues until management successfully implements its business plan, which is not assured. Further, Salamon Group may incur significant unanticipated expenditures which deplete its capital at a more rapid rate because of among other things, the development stage of its business, its limited personnel and other resources and its lack of clients and market recognition. Because of these and other factors, management is presently unable to predict what additional costs might be incurred by the Company beyond those currently contemplated.

              5. Dependence on Management. The possible success of the Company is expected to be largely dependent on the continued services of Mr. Salamon, the sole executive and director. Mr. Salamon is expected to devote only such time and effort to the business and affairs of the

Company as may be necessary to perform his responsibilities as the Company's sole executive officer and director. The loss of the services of Mr. Salamon would adversely affect the conduct of the Company's business and its prospects for the future. The Company presently holds no key-man life insurance on Mr. Salamon, and has no employment contract or other agreement.

              6. No Existing Customer or Licensee Base. The Company was only recently organized. The Company currently has no existing customers or licensees. The very limited funding currently available to the Company will not permit it to commence business operations except on a very limited scale. There can be no assurance that the debt and/or equity financing, which is expected to be required by the Company in order for Salamon Group to continue in business after the expiration of the next twelve (12) months, will be available. The Company has no customers or licensees presently and there can be no assurance that it will be successful in obtaining customers or licensees. Management believes that the Company must, in order to survive, ultimately generate a large dollar amount of sales and license revenues from a high number of customers and licensees. The Company could be expected to experience substantial difficulty in attracting the high volume of customers and licensees. (See Part I, Item 1. “Description of Business, - (b) Business of Registrant - Business Strategy; and - Sales and Marketing.”)

              7. High Risks and Unforeseen Costs Associated with Salamon Group's Entry Into the Energy Generation Technology Industry. There can be no assurance that the costs associated with the development of its technology and business partner relationships will not be significantly greater than those estimated by the Company. Therefore, the Company may expend significant unanticipated funds or significant funds may be expended by Salamon Group without establishing a business.

              8. Competition. The markets in which the Company is engaged is subject to vigorous competition. The Company's competitors include American Honda Motor Co., Inc., Coleman Powermate, Inc. and Generac Power Systems, Inc., all of which have far greater financial and marketing resources than the Company. To the extent that such competitors aggressively protect their existing market share through developing new energy generation technologies and products and the reduction of pricing and the providing of other purchasing incentives to the Company's targeted clients, the Company's financial condition, results of operations or cash flows could be materially and adversely affected.

              9. Absence of Public Market for Shares. The Company's shares of Common Stock are not registered with the U.S. Securities and Exchange Commission under the Act. There is no public market for the shares of Common Stock and no assurance that one will develop. Of such shares, the Company has issued 7,000,000 shares of Common Stock to persons affiliated with Salamon Group pursuant to an exemption from registration provided by Section 4(2) of the Act and Regulation D promulgated thereunder. These shares are “restricted securities”. Rule 144 of the Act provides, in essence, that holders of restricted securities, one year after the acquisition thereof from the Company or an affiliate of the Company, may, every three months, sell to a market maker or in ordinary brokerage transactions an amount equal to one percent of the Company's then outstanding securities. Non-affiliates of the Company who hold restricted securities for a period of two years may sell their securities without regard to volume limitations or other restrictions. Resales of the free-trading shares of Common Stock by “affiliates, control persons and/or underwriters” of Salamon Group, as those terms are defined in the Act, will be subject to the volume limitations, described in paragraph (e) of Rule 144. Any transfer or resale of the shares of Salamon Group's Common Stock will be subject, in addition to the Federal securities laws, to the “blue sky” laws of each state in which such transfer or resale occurs. A total of 9,102,820 shares of the Company's Common Stock are available for resale under Rule 144 commencing. Sales of shares of Common Stock under Rule 144 may have a depressive effect on the market price of the Company's Common Stock, should a public market develop for such stock. Such sales also might impede future financing by the Company. (See Part I, Item 4. “Security Ownership of Certain Beneficial Owners and Management.”)

              10. No Dividends. While payments of dividends on the Common Stock rests with the discretion of the Board of Directors, there can be no assurance that dividends can or will ever be paid. Payment of dividends is contingent upon, among other things, future earnings, if any, and the financial condition of the Company, capital requirements, general business conditions and other factors which cannot now be predicted. It is highly unlikely that cash dividends on the Common Stock will be paid by the Company in the foreseeable future.

              11. No Cumulative Voting. The election of directors and other questions will be decided by a majority vote. Since cumulative voting is not permitted and less than one-half of the Company's outstanding Common Stock constitute a quorum, investors who purchase shares of the Company's Common Stock may not have the power to elect even a single director and, as a practical matter, the current management will continue to effectively control the Company.

              12. Control by Existing Management and Stockholders. The present shareholders of the Company's Common Stock will, by virtue of their percentage share ownership and the lack of cumulative voting, be able to elect the entire Board of Directors, establish the Company's policies and generally direct its affairs. As well, John Salamon is the sole officer and director of the Company and controls a substantial majority of its outstanding common stock. Accordingly, persons investing in the Company's Common Stock will have no significant voice in Company management, and cannot be assured of ever having representation on the Board of Directors. (See Part I, Item 4. “Security Ownership of Certain Beneficial Owners and Management.”)

              13. Potential Anti-Takeover and Other Effects of Issuance of Preferred Stock May Be Detrimental to Common Shareholders. The Company is authorized to issue up to 10,000,000 shares of preferred stock. $0.001 par value per share (hereinafter referred to as the “Preferred Stock”); none of which shares has been issued. The issuance of Preferred Stock does not require approval by the shareholders of the Company's Common Stock. Holders of Preferred Stock may have the right to receive dividends, certain preferences in liquidation and conversion and other rights; any of which rights and preferences may operate to the detriment of the shareholders of the Company's Common Stock. Further, the issuance of any shares of Preferred Stock having rights superior to those of the Company's Common Stock may result in a decrease in the value of market price of the Common Stock provided a market exists, and additionally, could be used by the Board of Directors as an anti-takeover measure or device to prevent a change in control of the Company.

              14. No Secondary Trading Exemption. In the event a market develops in the Company's shares, of which there can be no assurance, secondary trading in the Common Stock will not be possible in each state until the shares of Common Stock are qualified for sale under the applicable securities laws of the state or the Company verifies that an exemption, such as listing in certain recognized securities manuals, is available for secondary trading in the state. There can be no assurance that the Company will be successful in registering or qualifying the Common Stock for secondary trading, or availing itself of an exemption for secondary trading in the Common Stock, in any state. If the Company fails to register or qualify, or obtain or verify an exemption for the secondary trading of, the Common Stock in any particular state, the shares of Common Stock could not be offered or sold to, or purchased by, a resident of that state. In the event that a significant number of states refuse to permit secondary trading in the Company's Common Stock, a public market for the Common Stock will fail to develop and the shares could be deprived of any value.

              15. Possible Adverse Effect of Penny Stock Regulations on Liquidity of Common Stock in Any Secondary Market. In the event a market develops in the Company's shares, of which there can be no assurance, then if a secondary trading market develops in the shares of Common Stock of the Company, of which there can be no assurance, the Common Stock is expected to come within the meaning of the term “penny stock” under 17 CAR 240.3a51 -1 because such shares are issued by a small company; are low-priced (under five dollars); and are not traded on NASDAQ or on a national stock exchange. The Securities and Exchange Commission has established risk disclosure requirements for broker-dealers participating in penny stock transactions as part of a system of disclosure and regulatory oversight for the operation of the penny stock market. Rule 15g-9 under the Securities Exchange Act of 1934, as amended, obligates a broker-dealer to satisfy special sales practice requirements, including a requirement that it make an individualized written suitability determination of the purchaser and receive the purchaser's written consent prior to the transaction. Further, the Securities Enforcement Remedies and Penny Stock Reform Act of 1990 require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure instrument that provides information about penny stocks and the risks in the penny stock market. Additionally, the customer must be provided by the broker-dealer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and the salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. For so long as the Company's Common Stock is considered penny stock, the penny stock regulations can be expected to have an adverse effect on the liquidity of the Common Stock in the secondary market, if any, which develops.

              16. Terrorist Attacks In Canada and The United States May Cause Disruption In The Company’s Business And Operations. Terrorist attacks in Canada and the United States may cause disruption in the Company’s business and operations and other attacks or acts of war may adversely affect the markets in which the company operates and its profitability. Recent terrorists’ attacks in the United States have caused major instability in the U.S. financial markets. These attacks and any response on behalf of the U.S. Government may lead to armed hostilities or to further acts of terrorism in the United States which may cause a further decline in the financial market and may contribute to a further decline in economic conditions. These events may cause disruption in the Company’s business and operations including reductions in demand for products. To the extent Canada and the United States experience an economic downturn, unusual economic patterns and unprecedented behaviors in financial markets, these developments may affect the Company’s ability to obtain additional financing

Item 2. Description of Property.

              The Company's executive offices are located at 302-1028 Alberni Street, Vancouver, B.C., Canada, V6E 1A3. Its telephone number is (604) 408-3861. The Company pays no rent for this space. The Company owns no real or personal property. The Company does not currently intend to engage in investment activities, including investments in real estate or securities other than transactions necessary for cash management activities in the ordinary course of the Company’s business.

Item 3. Legal Proceedings.

              The Company knows of no legal proceedings to which it is a party or to which any of its property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

              No matter was submitted to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise during the fiscal year ended December 31, 2003.

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

              Salamon Group's working capital is presently minimal and there can be no assurance that the Company's financial condition will improve. The Company is expected to continue to have minimal working capital or a working capital deficit as a result of current liabilities. The Company, at inception, issued 1,500,000 shares of the Company's Common Stock to Mr. Salamon, the sole executive officer and director of Salamon Group, and 500,000 shares of the Company's Common Stock to White & Lee Investments, LP, an investment vehicle controlled by White & Lee LLP, legal counsel to the Company, as founder shares. From April 2001 through December 31, 2003, Salamon Group received gross proceeds of $124,279 (including $102,500 in cash and services valued at $21,779) from the sale of a total of 1,962,820 shares of Common Stock, $0.001 par value per share, in an offering conducted pursuant to Section 4(2) of the Act and Rules 504 Regulation S (See Part II, Item 4. “Recent Sales of Unregistered Securities). These offerings were made in the Provinces of British Columbia and Alberta, Canada. Even though management believes, without assurance, that it will obtain sufficient capital with which to implement its business plan on a limited scale, the Company is not expected to continue in operation without an infusion of capital. In order to obtain additional equity financing, management may be required to dilute the interest of existing shareholders or forego a substantial interest of its revenues, if any. (See Part I, Item 1. “Description of Business”; See

Part I, Item 4. “Security Ownership of Certain Beneficial Owners and Management” and Part I, Item 7. “Certain Relationships and Related Transactions.”)

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

Forward-Looking Statements

              This Form 10-KSB includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this Form 10-KSB which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), business strategy, expansion and growth of the Company's business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this Form 10-KSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

Item 7. Financial Statements.

              The Financial Statements of the Company and Notes to Financial Statements together with the Independent Auditor’s Report of Manning Elliott, Chartered Accountants, required by this Item 7 commence on page F-1 hereof and are incorporated herein by this reference. The Financial Statements filed as part of this Report on Form 10-KSB are listed in the Index to Financial Statements below:

INDEPENDENT AUDITOR’S REPORT

To the Stockholders and Board of Directors
of Salamon Group, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Salamon Group, Inc. (A Development Stage Company) as of December 31, 2003 and 2002 and the related statements of operations, stockholders’ deficit and cash flows for the period from April 27, 2001 (Inception) to December 31, 2003 and the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated any revenues or profitable operations since inception and has a severe working capital deficit. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ “Manning Elliott”

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

In a development stage company, management devotes most of its activities in investigating business opportunities and further advancing its technologies. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or attain profitable operations. There is no guarantee that the Company will be able to complete any of the above objectives. At December 31, 2003, the Company had a working capital deficit of $9,324 and an accumulated deficit of $137,177. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

On July 5, 2001, the Company entered into a licensing agreement with Space Globe Technologies Ltd. ("Space Globe"), a Canadian corporation. The agreement allows the Company to use certain technology with respect to a power cell technology used for internal and external electrical applications. In January, 2005, Space Globe Technologies and Salamon Group in mutual agreement replaced the license agreement with an Agreement which transferred 100% ownership of and rights to the Technology to Salamon Group for no additional compensation. John Salamon also assigned all rights to the patent pending to Salamon Group.

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

	(d)	Basic and Diluted Net Income (Loss) per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, “Earnings per Share” (SFAS 128). SFAS 128 requires presentation of both basic and diluted earnings per shares (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is antidilutive.

	(e)	Revenue recognition

Revenues from the sale of products are recorded when the product is shipped, title and risk of loss have transferred to the purchaser, payment terms are fixed or determinable and payment is reasonably assured. Revenues from service contracts are recognized when performance of the service is complete or over the term of the contract.

	(f)	Income Taxes

The Company has adopted Statement of Financial Accounting Standards No. 109 (“SFAS 109”) as of its inception. The Company has incurred net operating losses as scheduled below:

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

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2003, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

The Company acquired the worldwide exclusive right to use, incorporate and market certain proprietary technology related to power cells (the "License") from Space Globe Technologies Ltd. (“Space Globe”), a related party (Note 6). The License was purchased on July 5, 2001 for $50,000 and five million common shares of the Company. These shares have been issued and had a par value of $0.00 1 per share for a total of $5,000. Under the terms of the License, the Company must pay a royalty of 3% of all gross sales to Space Globe. The License term is for five years and can be terminated by either party with 90 days written notice.

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

Item 8. Changes in and Disagreements with Accountants

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

Item 8A. Controls and Procedures

              Management, including our Chief Executive Officer has established and is currently maintaining disclosure controls and procedures and internal control over financial reporting for our Company. Our Chief Executive Officer has evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the fiscal year ended December 31, 2003. Based on that evaluation, the Chief Executive Officer has concluded that these disclosure controls and procedures are effective for gathering, communicating to management, analyzing, and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934. There were no changes in our internal control over financial reporting during the year ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons.

Executive Officers and Directors

              Set forth below are the names, ages, terms of office and positions with the Company of the executive officers and directors of the Company.

Name	Age	Term of Office	Position

John E. Salamon	58	Directorship subject to	President, Secretary, Treasurer
		annual election by	and sole Director
		shareholders.

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

              Aside from Mr. Salamon, there are no other persons whose activities will be material to the operations of the Company at this time. Mr. Salamon is the sole “promoter” of the Company as such term is defined under the Act.

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

              During 1997, Mr. Salamon performed promotional services for Globus Cellular in Kelowna, British Columbia, Canada. The work was performed on an independent contractor basis through a company wholly owned by Mr. Salamon, “J. Salamon and Associates”. In late 1997 and 1998, Mr. Salamon performed promotional and product marketing services on an independent contractor basis for Beitler Consulting, a U.S. based import-export company. Mr. Salamon provided an avenue for Beitler Consulting to begin marketing product lines into the Canadian marketplace. In February 1998, Mr. Salamon formed Space Globe Technologies Ltd., a Kelowna based corporation, for the purpose of researching and developing energy generation technologies. During 1999, John performed promotional consulting work with an Edmonton based public corporation, Sustainable Developments Inc. He introduced the Edmonton Corporation to potential investors, helped them to generate financial resources, and assisted them with corporate development and diversification strategies.

              In February 2000, Mr. Salamon moved his operations to 302-1028 Alberni Street, Vancouver, Canada, V6E 1A3. From that location, Mr. Salamon continued his work on Space Globe Technologies Ltd. and has been involved in several small consulting contracts relating to fundraising for business and entertainment projects. In April 2001, Mr. Salamon formed Salamon Group Inc. for the purpose of developing and marketing products based on the Space Globe Technologies Ltd. research. To date, Mr. Salamon’s efforts have been primarily focused on raising investment capital to fund Salamon Group Inc.’s product development and working capital needs and developing strategic business relationships.

Significant Employees

              The Company has no employees. Mr. Salamon is currently responsible for all of the Company’s business activities.

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

		Amount and
Title of	Name and Address of Beneficial	Nature of	Percent
Class	Owner	Beneficial Owner	of Class

Common	John E. Salamon	6,500,000[1]	72.5%
	302-1028 Alberni St.
	Vancouver, BC V6E 1A3

Common	White & Lee Investments	500,000[2]	5.6%
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

              On July 5, 2001, the Company entered into a Technology License Agreement with Space Globe Technologies whereby the Company licensed from Space Globe Technologies certain electrical generator technology which the Company believes to be proprietary (the “Technology”). As consideration for the license to use the Technology, the Company agreed to pay Space Globe Technologies $50,000 and issued to Space Globe Technologies 5,000,000 shares of Common Stock of the Company and granted Space Globe Technologies a royalty of 3% of all gross sales of the Technology. In January, 2005, Space Globe Technologies and Salamon Group in mutual agreement replaced the license agreement with an Agreement which transferred 100% ownership of and rights to the Technology to Salamon Group. John Salamon also assigned all rights to the patent pending to Salamon Group. Space Globe has already received compensation by way of the $50,000 cash and 5 million shares of Salamon Group. Space Gloge is no longer entitled to receive a 3% royalty on any sales of the Technology. The Company has completed development of the Technology and products containing the Technology, and seeking licensees to manufacture and market the finished product. A patent application for the Technology has been filed with the Canadian Intellectual Property Office (Application Number 2,357,766). The Company received a nonexclusive, nontransferable, worldwide license to manufacture, use and sell the Technology as incorporated into the Company’s products, as well as the right to appoint distributors to distribute the Technology, as incorporated into the Company’s products. Space Globe Technologies Ltd. is a Canadian corporation wholly owned by John E. Salamon.

              At the current time, the Company has no provision to issue any additional securities to management, promoters or their respective affiliates or associates. (See Part I, Item 1. “Description of Business - (b) Business of Registrant.”)

Item 13. Index to and Description of Exhibits.

Exhibit
No.	Description

2.1	Articles of Incorporation	(1)

2.2	Bylaws	(1)

2.3	Initial List of Officers, Directors and Registered Agent	(1)

6.1	Technology License Agreement with Space Globe Technologies, Ltd.	(1)

7.1	Filings for Canadian Patent Application No. 2,357,766	(1)

31.1	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act	(2)

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act	(2)

32.1	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	(2)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	(2)

(1)	Previously filed in the Registration Statement on Form 10-SB of Salamon Group, Inc. (File No. 000-50530).
(2)	Filed herewith.

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

Date: February 14, 2005

SALAMON GROUP, INC.

By:	/s/ John E. Salamon
John E. Salamon, President