Form 10QSB/A
period 2004-09-30
SALAMON GROUP INC
filed 2005-02-15
CIK 1274211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

Amendment No. 1
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

Salamon Group's working capital is presently minimal and there can be no assurance that the Company's financial condition will improve. The Company is expected to continue to have minimal working capital or a working capital deficit as a result of current liabilities. The Company, at inception, issued 1,500,000 shares of the Company's Common Stock to Mr. Salamon, the sole executive officer and director of Salamon Group, and 500,000 shares of the Company's Common Stock to White & Lee Investments, LP, an investment vehicle controlled by White & Lee LLP, legal counsel to the Company, as founder shares. From April 2001 through September 30, 2004, Salamon Group received gross proceeds of $124,279 (including $102,500 in cash and services valued at $21,779) from the sale of a total of 1,962,820 shares of Common Stock, $0.001 par value per share, in an offering conducted pursuant to Section 4(2) of the Act and Regulation S. (See Part II, Item 4. “Recent Sales of Unregistered Securities). These offerings were made in the Provinces of British Columbia and Alberta, Canada. During the nine months ended September 30, 2004, Space Globe Technologies advanced $21,429 to the Company. Space Globe intends to provide the necessary working capital as required and has the capacity to do so. Even though management believes, without assurance, that it will obtain sufficient capital with which to implement its business plan on a limited scale, the Company is not expected to continue in operation without an infusion of capital. In order to obtain additional equity financing, management may be required to dilute the interest of existing shareholders or forego a substantial interest of its revenues, if any. (See Part I, Item 1. “Description of Business”; See Part I, Item 4. “Security Ownership of Certain Beneficial Owners and Management” and Part I, Item 7. “Certain Relationships and Related Transactions.”)

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

On July 5, 2001, the Company entered into a Technology License Agreement with Space Globe Technologies whereby the Company agreed to pay $50,000 to Space Globe Technologies and issued 5,000,000 shares of Common Stock to Space Globe Technologies as license fees. The 5,000,000 shares issued in connection with such Technology License Agreement were issued pursuant to Section 4(2) of the Act. In addition to the foregoing issuances, from April 2001 through September 30, 2004, Salamon Group received gross proceeds of $124,279 (including $102,500 in cash and services valued at $21,779) from the sale of a total of 1,962,820 shares of Common Stock in an offering conducted pursuant to Section 4(2) of the Act and Regulation S promulgated thereunder.. (See Part II, Item 4. “Recent Sales of Unregistered Securities). These offerings were made in the Provinces of British Columbia and Alberta, Canada. During the nine months ended September 30, 2004, Space Globe Technologies advanced $21,429 to the Company. Space Globe intends to provide the necessary working capital as required and has the capacity to do so.

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

Patents and Technologies

On July 5, 2001, the Company entered into a Technology License Agreement with Space Globe Technologies whereby the Company agreed to pay $50,000 to Space Globe Technologies and issued

5,000,000 shares of Common Stock to Space Globe Technologies as license fees. This patent is a part of the integrated technology that the company plans to utilize in the development of new electrical generator technology. In January, 2005, Space Globe Technologies and Salamon Group in mutual agreement replaced the license agreement with an Agreement which transferred 100% ownership of and rights to the Technology to Salamon Group. John Salamon also assigned all rights to the patent pending to Salamon Group. Space Globe has already received compensation by way of the $50,000 cash and 5 million shares of Salamon Group. Under the terms of the new Agreement, Space Globe is no longer entitled to receive a 3% royalty on any sales of the Technology. The Company has completed develop of the Technology and products containing the Technology, and seeking licensees to manufacture and market the finished product.

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

Item 3.        Controls and procedures

Management, including the Chief Executive Officer, has established and is currently maintaining disclosure controls and procedures and internal control over financial reporting for our Company. Our Chief Executive Officer has conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer concluded that the disclosure controls and procedures are effective for gathering, communication to management, analyzing, and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(c) Dividends.

The Company has never paid or declared any dividends on its Common Stock and does not anticipate paying cash dividends in the foreseeable future.

Item 6.        Exhibits and Reports on Form 8-K

The following exhibits are filed with the Form 10-QSB:

31	Section 302 Certifications of CEO and CFO

32	Section 906 Certifications of CEO and CFO

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SALAMON GROUP, INC.

Date: February 14, 2005	By:	/s/ John E. Salamon

John E. Salamon, President