Form 10KSB
period 2004-12-31
SALAMON GROUP INC
filed 2005-04-04
CIK 1274211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended December 31, 2004

SALAMON GROUP, INC.
(Name of Small Business Registrant in its charter)

Nevada	93-1324674
(State or other jurisdiction of	(I.R.S. Employer Identification
incorporation or organization)	no.)

302-1028 Alberni Street	V6E 1A3
Vancouver, B.C., Canada, V6E 1A3	(Zip Code)
(Address of principal executive offices)

 (604) 408-3861
(Issuer's telephone number)

Securities to be registered under Section 12(b) of the Act:

Title of each class None	Name of each exchange on which registered None

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 8,962,820 as of December 31, 2004.

Copies of Communications Sent to:

William H. Caffee
White & Lee LLP
805 SW Broadway, Suite 2440
Portland, OR 97205
Tel: (503) 419-3002 - Fax: (503) 419-3001

SALAMON GROUP, INC.
FORM 10-KSB
TABLE OF CONTENTS

PART I

Item 1. Description of Business.

     (a) Business Development.

     SALAMON GROUP, INC. (hereinafter referred to as the “Company” or “Salamon Group”) was organized under the laws of the State of Nevada on April 27, 2001. The Company is a developmental stage company organized by John E. Salamon, the President and Director and sole executive of the Company. The Company’s aim is to develop, license and/or acquire certain electrical generator technologies which the Company believes to be proprietary. The Company's offices are presently located at 302-1028 Alberni Street, Vancouver, B.C., Canada, V6E 1A3 and its telephone number is (604) 408-3861. The Company’s Nevada registered agent is National Registered Agents, Inc. of NV, 1100 East William Street, Suite 207, Carson City, NV 89701.

     Every public issuer of stock engaged in interstate business and which has total assets exceeding $ 1 million and has more than 750 shareholders is required to register its securities with the Securities and Exchange Commission under the Exchange Act of 1934. The Company has not reached these threshold requirements and is therefore exempt from required registration under Section 12(g) of the Exchange Act. However, a Form 10-SB registration statement has been filed on a voluntary basis in order to possibly enhance shareholder and investor confidence by way of full disclosure of the Company’s current status and financial condition. Registration may also allow the Company to establish a trading market on the OTC Bulletin Board. We believe that registration may assist in securing private investment capital which is needed to complete product testing, to establish a market for its product and to continue research and development of additional products.

     Since its inception the Company has been involved in organizational and fund raising activities and the licensing, subsequent acquisition and further development of certain electrical generator technology from Space Globe Technologies Ltd., a private British Columbia, Canada corporation (“Space Globe Technologies”), founded and organized also by John Salamon, founder, president and sole director of Salamon Group, Inc. Space Globe Technologies was founded for the purpose of developing technologies and concepts in the field of “Alternative Energy Sources”. Alternative Energy Sources are those which are not supplied by the burning of fossil fuels or the splitting of atoms. Some of the alternative energy sources include solar energy, wind power, geothermal, tides and hydro power. Space Globe Technologies was incorporated in the Province of British Columbia, Canada in 1998 by John Salamon, the principal and sole shareholder of Space Globe Technologies. It was initially established as a management/consulting company and in which to develop ideas and concepts for power generation. The assets at present consist of a vehicle, office equipment and investments in Salamon group. Its’ current operation consists mainly of securing private investment capital to assist in funding the operations and growth of Salamon Group. From 1999 to 2001 Space Globe and Mr. Salamon developed the concept and design of an Electrical Power Generator for home and office use and for emergency power backup situations. Mr. Salamon filed a Patent application for protection of the design of the Generator on September 4, 2001.

     The Company initially distributed to Mr. John E. Salamon and White & Lee Investments, L.P. a total of 1,500,000 and 500,000 shares, respectively, of common stock, $0.001 par value per share (“Common Stock”). These founders shares were issued pursuant to Section 4(2) of the Securities Act of 1933 (the “Act”).

     On July 5, 2001, the Company entered into a Technology License Agreement with Space Globe Technologies whereby the Company agreed to pay $50,000 cash to Space Globe Technologies and issued 5,000,000 shares of Common Stock to Space Globe Technologies as license fees. The cost of the license was determined to be at an estimated cost of research and development time and materials expended by Space Globe for the development of the Electric Power Generator. The 5,000,000 shares issued in connection with such Technology License Agreement were issued pursuant to Section 4(2) of the Act at their par value of $0.001 each and the cash was subsequently paid from proceeds of private placements in Salamon Group.

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

     (b) Business of Registrant.

General

     Since its inception, the Company has been involved in organizational activities and has completed offerings of Common Stock pursuant to which it has received gross offering proceeds in the amount of $124,779 (including $103,000 in cash and services valued at $21,779), and concluded the licensing and subsequent acquisition of an Electrical Power Generator from Space Globe Technologies. The Company has had no employees since its organization. It is anticipated that the Company's sole executive officer and director will receive a reasonable salary for services as the sole executive officer at such time as the Company commences business operations. (See Part I, Item 6. “Executive Compensation.”) This individual will devote such time and effort as may be necessary to participate in the day-to-day management of the Company. (See Part I, Item 5. “Directors, Executive Officers, Promoters and Control Persons - Executive Officers and Directors.”)

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

     In January, 2005, Space Globe Technologies and Salamon Group in mutual agreement replaced the license agreement with an Agreement which transferred 100% ownership of and rights to the Technology to Salamon Group. John Salamon also assigned all rights to the patent pending to Salamon Group. Space Globe has already received compensation by way of the $50,000 cash and 5 million shares of Salamon Group. Space Globe is no longer entitled to receive a 3% royalty on any sales of the Technology. The Company has completed development of the Technology and products containing the Technology, and is seeking licensees to manufacture and market the finished product.

Technology/Product

     The Electric Power Generator (“EPG”) device consists of an electric motor, an alternator, a regulator system, an inverter, a capacitor, an isolator, a primary battery and a secondary battery. These parts are all contained in a metal or plastic molded encasement. The primary 12 Volt battery supplies current and voltage to an inverter which converts the 12V DC voltage to 115V AC voltage. The AC voltage is then supplies power to any AC powered device such as a television, lamp, radio, small appliances, etc. (depending on required wattage.) As the voltage level is depleted in the primary battery, a control system, powered by the secondary 12V battery, starts the motor which in turn drives a alternator/generator. The alternator/generator produces AC voltage which is converted to DC voltage and regulated through a regulator system. The regulator system includes an isolator which directs the power from the regulator system into the primary and secondary batteries. The control system monitors the primary battery voltage. When the primary battery voltage drops below a setpoint voltage, the motor engages, starting the recharging process. Thus the EPG is a self-replenishing power unit. A connection to an external power supply is provided so that the secondary battery can be recharged if for some reason, such as long dormant storage periods, both batteries become completely depleted. The performance of the EPG is relative to the size of the inverter and the number of batteries. For example, a 300 watt inverter can be used to power a TV, laptop computer or a lamp. Among other things. The model EPG is 115 VAC and 300 watts with a 12 VDC outlet. The charging cycle is relative to the load on the inverter. The greater the load, the faster the main battery depletes.The typical “midsize” EPG requires no venting as it uses sealed batteries and creates a negligible amount of heat. When charging, it produces a noise level similar to that of a turntable style microwave. Because there are no emissions of any sort, the EPG can be used indoors as opposed to fuel powered generators which can only be used outdoors. All components of the EPG are CSA approved in Canada. All licensees will be in compliance with Canadian standards and will be required to comply with standards of the USA and other countries prior to distributing the EPG in those countries.

     The Company intends to engage an independent consulting engineer to perform an evaluation of the Generator and provide a written report as soon as the necessary capital is available. However to date there have been no third-party evaluations done.

Regulatory Approvals:

     This electrical device is made up of various parts, as outlined very carefully in the schematic drawings. Each and every electrical component contained within the research models have already been approved in Canada under a set of rules called “CSA”. The inverters, control mechanisms, batteries, and all other component parts have been CSA approved. By extension, any and all future working models, as well as future commercial units must contain only CSA approved electrical components, if manufactured and/or sold within Canada. Further, any licensee, legally licensed by the Salamon Group to manufacture within the United States of America, must comply with any and all USA government rules covering the manufacturing of electrical devices with the USA. A minimum requirement would involve the manufacturer satisfying rules set down under the set of regulations called “UL”. All completed units would have to be labeled – “UL Approved”. Salamon Group intends to persue arrangements whereby independent manufacturers will, under license obligations to the Salamon Group, manufacture and be prime distributors of the product. Due to the nature of the electrical generating device, any manufacturer must comply with CSA regulations.

Competitive Products:
     There are many similar products on the market, including gasoline and diesel powered generators, but few that are “self-replenishing” and that can be used indoors. The main advantages of the EPG are that it is self-replenishing and that unlike fuel-powered generators, the EPG can be used indoors because of its size, negligible noise level and does not emit any exhaust.

Patent Pending:
     A Patent application (2,357,766) was filed in Canada by John Salamon on September 4, 2001. The key element of the Patent application includes the unique assembly of the component parts which provides for self-recharging of the device. The application is “pending” and will be examined when formally requested by Salamon Group. It is anticipated that such request will be made within the next 12 months. The Company intends to apply for Patents in the US and other countries as soon as financially possible at a cost of approximately $20,000. The Company feels it is necessary to file a Patent application in the United States as this will be one of its largest markets.

Canadian Patent Rules:
     Through a patent, the government grants an inventor the right to exclude others from making, using or selling the invention from the day the patent is granted to a maximum of 20 years after the day on which a patent application is filed. The Patent Office lays open the application 18 months after the filing date of the application. Anyone may then read about, but not make, use or sell the invention without the applicants permission until the patent has expired. The application remains “ Patent Pending” until a patent is granted or refused. The applicant must formally request an examination of the Patent Pending application within 5 years of the filing date, otherwise the application will be considered abandoned. A Patent Pending application provides time to assess the feasibility and/or marketability of the invention and provides some protection for the invention without having to fully commit to the patent procedures. Competitors will likely be wary of infringing on the invention after the application is published because the inventor could seek retroactive compensation in the event that a patent is granted. Prototype and

Working Model:
     A prototype was built by Space Globe in 2002 and was provided to Salamon Group for further development. In 2004, Salamon Group completed construction of a working model which is now available for demonstration to potential licensees. The encasement of the model measures 18”L x 11”W x 10.5”H and weighs approximately 60 pounds with all the components in it. The primary battery is a sealed deep cycle battery rated at 33AH with output voltage of 12V DC and weighs 25 pounds. The secondary battery is also a sealed deep cycle unit with output voltage of 12V DC and weighs 9 pounds. The recharging voltage for both batteries is in the 14.4V to 14.6V range. The charge level is determined by the non-charging/non-discharging voltage of the battery with 12.80V being a full charge, 12.30V a half charge and 11.80V being fully discharged.

Manufacturing:
     At this time, the Company does not intend to manufacture the device but is attempting to secure licensees to commercially produce and market the product worldwide. The Company will provide the technological design to the Licensee(s) for their use in producing the product.

Sales and Marketing-Licensee Sales:
     The Company plans to engage a local marketing company to secure licensees to manufacture and market the product worldwide. This plan will be initiated in March, 2005. The amount of the license fees have not yet been establishes and will be subject to negotiation. The Company plans to produce a CD and video for product demonstration purposes. Management and consultants will be manually testing the generator and compiling the necessary data to include in a brochure and other literature.

     The Company believes that it has some patent protection for the Generator under the Patent Pending laws and therefore the marketability of the licenses should not be adversely affected.

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

Consultants and Technicians:
     The Company employs consultants and technicians on a contract and on an “as needed” basis. At present there are no contractual arrangements. During 2004, Salamon Group engaged Mr. Mike Ewashen to assist in the completion of the assembly of the working model of the EPG device. Mr. Ewashen, a certified Electronics Technician, has been working in the field of electronics for the past 18 years. He remains available to consult to the Company to assist in Research & Development of other products.

Research and Development:
     The Company plans to continue Research and Development of other “alternative energy source” devices as capital funding is procured. Alternative Energy Sources are those which are not supplied by the burning of fossil fuels or the splitting of atoms. Some of the alternative energy sources include solar energy, wind power, geothermal, tides and hydro power.

Facilities:
     In its initial phase, the Company will operate out of offices provided by Mr. Salamon. The Company address is 302-1028 Alberni Street, Vancouver, B.C., Canada, V6E-1A3. Mr. Salamon will begin researching the real estate market in order to determine the most appropriate site to locate Salamon Group's offices and facilities.

Funding:
     The Company plans to raise approximately $200,000 during the next 6 months by way of private placements from relatives and business associates of John Salamon. As soon as possible, the Company will seek public trading status which will enable the Company to raise additional development and working capital. The funds will be used to secures license agreements, to continue research and development and for general working capital. The Company also plans to seek bank financing once licensees are secured..

     The following discussion as it relates to the Company's medium and long term business objectives, is of course pertinent only if the Company is successful in obtaining sufficient debt and/or equity financing to commence operations.

     John E. Salamon was born in Lethbridge, Alberta, Canada in 1946. After completing public education in Bow Island, Alberta, Mr. Salamon began a career path working within the energy industry. His initial tasks involved helping to explore for oil and gas in the oil fields of Northwestern Alberta. Mr. Salamon has over 5 years of experience in the development and management of oilfield operations in Europe and Asia. Since 1997, Mr. Salamon has performed fund raising and product marketing services for various U.S. and Canadian companies. In February 1998, Mr. Salamon formed Space Globe Technologies Ltd. for the purpose of researching and developing energy generation technologies.

     The time required to be devoted by Mr. Salamon to the day-to-day affairs of the Company is presently estimated to be approximately thirty to forty hours per week. At such time as the Company obtains sufficient funding with which to enter advanced stages of development, hire employees and search for an appropriate site where its executive offices can be located, of which there can be no assurance, Mr. Salamon's time commitment will substantially increase.

     In the Company's early development stages the Company will be dependent upon Mr. Salamon to initiate negotiations with prospective distributors and customers. The Company believes that its commercial viability will be directly dependent upon Mr. Salamon's networking abilities and salesmanship. There can be no assurance that he will be successful in the future in the negotiation and formation of critical strategic alliances for the Company. (See Part I, Item 1. “Description of Business - (b) Business of Registrant - Risk Factors.”)

     In its initial development phase, the Company will operate out of offices provided by Mr. Salamon.

     Due to the limited capital available to the Company, the principal risks during this phase are that the Company is dependent upon Mr. Salamon's efforts and the unproven nature of the Technology, the Company may not be able to develop a commercially viable electrical generator technology, and that the Company may not be able to generate sufficient sales revenues to sustain the business. (See Part I, Item 1. “Description of Business - (b) Business of Registrant - Risk Factors.”)

     To implement the initial plan, the Company intends to initiate a private placement under Rule 506 in order to raise an additional $200,000. In the event such placement is successful, the Company believes that it will have sufficient operating capital to meet the initial goals and operating costs for a period of twelve (12) months. In the event the Company is not successful in raising such funds, the Company believes that it will not be able to continue operations with existing funds and the financial support of Mr. Salamon beyond a period of nine (9) to twelve (12) months.

     Even if the Company is successful at raising this additional money, there can be no assurance that a commercially viable electrical generator technology will be developed or the sales revenues generated from such technology will be sufficient to establish a viable business.

     Furthermore, the Company may face unforeseen costs associated with developing and marketing the electrical generator technology. The Company still will be largely dependent upon Mr. Salamon's ability to attract development partners. Although the Company believes the $200,000 is sufficient to cover operations for the projected period, there can be no assurance that such funding can cover the additional risks associated with expansion. (See Part I, Item 1. “Description of Business - (b) Business of Registrant - Risk Factors.”)

     The Company plans to monitor closely its medium term operations for approximately one (1) year. If it has been successful in securing the necessary financing and if its operations are capable of sustaining itself, the Company intends to seek additional financing in the form of conventional bank financing, small business administration financing, venture capital or the private placement of corporate debt for a total of approximately $500,000. There can be no assurance that any of these financing sources will be available to the Company. The Company believes that such expansion will place the Company in a position to be a major presence in the alternative energy source technology market. If the Company's subsequent expansion is implemented, Mr. Salamon believes he will be able to oversee the entire operation with minimal additional personnel.

     Since the Company does not expect to seek debt financing until such time as it has successfully developed products and has significant revenues, it believes that it can negotiate appropriate placement and repayment terms for such borrowings. However, there can be no assurance that such funds will be available to it or that suitable terms which are most advantageous to the Company can be negotiated. In addition, the Company does not, at this time, anticipate that it will require substantial leverage to fund the expanded operations. However, in the event the Company receives debt financing and in the event the Company is not successful in sustaining operations or timely servicing such debt and defaults in its payments on the debt, then such debt financing could foreclose upon the Company's interests to the detriment of its shareholders.

     The Company does not intend to engage in debt financing until such time as it has been successfully operating for a given period of time. At such time as the Company seeks borrowed funds, it does not intend to use the proceeds to make payments to the Company's management (except as reasonable salaries, benefits and out of pocket expenses). The Company has no present intention of acquiring any assets or other property owned by any promoter, management or their respective affiliates or associates or acquiring or merging with a business or company in which the Company's promoter, management or their respective affiliates or associates directly or indirectly have an ownership interest. Although there is no present potential for a related party transaction, in the event that any payments are to be made to a promoter and management such will be disclosed to the security holders and no such payments will be made in breach of the fiduciary duty such related persons have to the Company.

     There are no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of the Company's affairs. There are no arrangements, agreements or understandings under which non-management shareholders will exercise their voting rights to continue to elect the current directors to the Company's Board of Directors.

     As a reporting company the Company is required to file quarterly on Form 10-QSB and annually on Form 10-KSB and in each case, is required to provide the financial and other information specified in such forms. In addition, the Company would be required to file on Form 8-K in the event there was a change of control, if the Company acquires or disposes of assets, if there is a bankruptcy or receivership, if the Company changes its certified accountants, upon the occurrence of other events which may be relevant to the security holders, and after certain resignations of directors. Being subject to such reporting requirements reduces the pool of potential acquisitions or merger candidates for the Company since such transactions require that certified financials must be provided for the acquiring, acquired or merging candidate within a specified period of time. That is why the Company intends to expand through internal operations through the short and medium term. At such time as the Company will seek acquisitions or mergers, it will limit itself to companies which either already have certified financial statements or companies whose operations lend themselves to review for a certified audit within the required time.

Business Strategy

     The Company's business strategy, which is dependent upon its obtaining sufficient financing with which to implement its business plan (of which there is no assurance), is to sell licenses to companies to manufacture and market the product.. Once the Company commences to actively pursue business operations its revenues will remain dependent upon sales and licensing revenues and the ability of the Company to attract new customers and licensees.

     The Company's primary direct costs will be (i) expenses related to the development of the electrical generator technology, (ii) marketing and sales expenses related to the licensing of the electrical generator technology, (iii) salaries to Mr. Salamon, engineers and sales personnel (payroll cost), (iv) employee costs (i.e. payroll taxes) and associated employee benefits. (See Part I, Item 1. “Description of Business,”)

     The Company's gross profit margin will be determined in part by its ability to minimize and control operating costs, and specifically labor costs and to maintain a firm control on marketing, sales and advertising costs. The Company will also attempt to maximize market penetration of its products in order to capture a stream of revenue.

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

The Company however intends to focus primarily on the large “indoor” market for homes, offices, recreational vehicles, cottages, small warehouses, storage units, etc. We believe that the Generator will be readily accepted in the market place because it is portable, compact, self-replenishing, price competitive, and does not require fuelling. We will be soliciting some of the big retailers such as Wal-Mart, Zellers, Home Depot, Sears and Canadian Tire.

Risk Factors

     Before making an investment decision, prospective investors in the Company's Common Stock should carefully consider, along with other matters referred to herein, the following risk factors inherent in and affecting the business of the Company.

     1. Development Stage Company. Salamon Group was organized on April 27, 2001, and accordingly, is in the early form of its development stage and must be considered promotional. Management's efforts, since inception, have been allocated primarily to organizational and fund raising activities and the ability of the Company to establish itself as a going concern is dependent upon the receipt of additional funds from operations or other sources to continue those activities. Potential investors should be aware of the difficulties normally encountered by a new enterprise in its development stage, including under-capitalization, cash shortages, limitations with respect to personnel, technological, financial and other resources and lack of a licensee base and market recognition. The likelihood that the Company will succeed must be considered in light of the problems, expenses and delays frequently encountered in connection with the competitive environment in which the Company will operate. The Company's success depends to a large extent on Mr. Salamon's abilities and effectiveness in successfully building a large and profitable licensee base. There is no guarantee that the Company's proposed activities will attain the level of recognition and acceptance necessary for the Company to become viable. There is intense competition in the marketplace, several competitors are large public companies which are already positioned in the business and which are better financed than the Company. There is no guarantee that the Patent Pending in Canada and the Patent application to be filed in the US will completely deter anyone from copying the concept and design of the Generator. This could adversely impact on the success of the market of licenses. There can be no assurance that the Company, with its very limited capitalization, will be able to compete with these companies and achieve profitability. (See Part I, Item 1. “Description of Business.”)

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

     3. Minimal Working Capital and Net Worth. As of December 31, 2004, the Company had cash and cash equivalent assets of $28 and a working capital deficit of $40,968. On that date, the Company had a negative net worth of ($40,364). Salamon Group's working capital is presently minimal and there can be no assurance that the Company's financial condition will improve. The Company is expected to continue to have minimal working capital or a working capital deficit as a result of current liabilities. Even though management believes, without assurance, that it will obtain sufficient capital with which to implement its business plan on a limited scale, the Company is not expected to continue in operation after twelve (12) months without an infusion of capital. In order to obtain additional equity financing, management may be required to dilute the interest of existing shareholders or forego a substantial portion of its revenues, if any. (See Part I, Item 1. “Description of Business”)

     4. Need for Additional Capital. Going Concern Qualification Expressed by Auditor. Without an infusion of capital or profits from operations, the Company is not expected to continue in operation after the expiration of the period of twelve (12) months from the date hereof. Accordingly, the Company is not expected to become a viable business entity unless additional equity and/or debt financing is obtained. Salamon Group's independent certified public accountant has expressed this as a “going concern” qualification on the Company's financial statements. The Company does not anticipate the receipt of operating revenues until management successfully implements its business plan, which is not assured. Further, Salamon Group may incur significant unanticipated expenditures which will deplete its capital at a more rapid rate because of among other things, the development stage of its business, its limited personnel and other resources and its lack of clients and market recognition.

     5. Dependence on Management. The possible success of the Company is expected to be largely dependent on the continued services of Mr. Salamon, the sole executive and director. Mr. Salamon is expected to devote only such time and effort to the business and affairs of the Company as may be necessary to perform his responsibilities as the Company's sole executive officer and director. The loss of the services of Mr. Salamon could adversely affect the conduct of the Company's business and its prospects for the future. The Company presently holds no key-man life insurance on Mr. Salamon, and has no employment contract or other agreement. Mr. Salamon is to date the sole evaluator of the technical and commercial merits and performance of the Electrical Power Generator. As well, Mr. salamon lacks prior experience in developing marketable products and managing business enterprises.

     6. No Existing Customer or Licensee Base. The Company was only recently organized. The Company currently has no existing customers or licensees. The very limited funding currently available to the Company will not permit it to commence business operations except on a very limited scale. There can be no assurance that the debt and/or equity financing, which is expected to be required by the Company in order for Salamon Group to continue in business after the expiration of the next twelve (12) months, will be available. The Company has no customers or licensees presently and there can be no assurance that it will be successful in obtaining customers or licensees. As well, the marketability of licenses may be adversely impacted because the Company has limited patent protection on the Product. Management believes that the Company must, in order to survive, ultimately generate a large dollar amount of sales and license revenues from a high number of customers and licensees. The Company could be expected to experience substantial difficulty in attracting the high volume of customers and licensees. (See Part I, Item 1. “Description of Business, - (b) Business of Registrant - Business Strategy; and - Sales and Marketing.”)

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

     9. Absence of Public Market for Shares. With the initial filing of the Form 10-SB on December 30, 2003, the Company's shares of Common Stock became registered under the Securities and Exchange Act of 1934. There is no public market for the shares of Common Stock and no assurance that one will develop and the registration of the shares under the Exchange Act will not necessarily enable the Company to create a viable trading market for its shares and will not necessarily increase the Company’s ability to raise capital. Of such shares, the Company has issued 7,000,000 shares of Common Stock to persons affiliated with Salamon Group pursuant to an exemption from registration provided by Section 4(2) of the Act and Regulation D promulgated thereunder. These shares are “restricted securities”. Rule 144 of the Act provides, in essence, that holders of restricted securities, one year after the acquisition thereof from the Company or an affiliate of the Company, may, every three months, sell to a market maker or in ordinary brokerage transactions an amount equal to one percent of the Company's then outstanding securities. Non-affiliates of the Company who hold restricted securities for a period of two years may sell their securities without regard to volume limitations or other restrictions. Resales of the free-trading shares of Common Stock by “affiliates, control persons and/or underwriters” of Salamon Group, as those terms are defined in the Act, will be subject to the volume limitations, described in paragraph (e) of Rule 144. Any transfer or resale of the shares of Salamon Group's Common Stock will be subject, in addition to the Federal securities laws, to the “blue sky” laws of each state in which such transfer or resale occurs. A total of 8,962,820 shares of the Company's Common Stock may become available for resale under Rule 144. Under Rule 144, the shares held by non-affiliates of the Company may become free trading in an open market 1 year after issuance. Shares held by an affiliate may be tradeable in an open market 2 years after issuance but are subject to the “dribble out” restrictions which allows the sale of 1% of the total issued shares every 3 months. Sales of shares of Common Stock under Rule 144 may have a depressive effect on the market price of the Company's Common Stock, should a public market develop for such stock. Such sales also might impede future financing by the Company. (See Part I, Item 4. “Security Ownership of Certain Beneficial Owners and Management.”)

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

Item 2. Management's Discussion and Analysis or Plan of Operation.

Plan of Operations

     Since its inception, the Company has conducted no business operations except for organizational and capital raising activities and the completion of a working model of the Power generator. For the period from inception (April 27, 2001) through December 31, 2004, the Company had no revenue from operations and accumulated operating expenses amounted to $170,143. The Company proposes to aggressively compete in the alternative energy source technology market.

The Company plans to generate revenues through the sale of manufacturing and marketing licenses on a world-wide basis.

     Salamon Group will also be involved in research and development activities over the next 2 years. The corporation will search for a private investment group to provide up to $200,000 CAD, to cover the costs of product development. All products will be licensed to other corporations for manufacturing, thus no additional money is anticipated to be used to manufacture and/or distribute. At this point in time, major development activities will be on hold till further financing is available.

     Future research and development will be focused on smaller, portable EPGs utilizing the same design and adding a solar power component. Mr Salamon has a conceptual design and will proceed with plans when funding allows.

     The Company is not planning to purchase a plant or equipment at this time but rather to enter into Licensing agreements to manufacture and market the products. The majority of the development of the technology was completed in early 2003 so the consulting and technical services were no longer required. It is anticipated that further R&D will commence when funding allows.

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

     Mr. Salamon, at least initially, will be solely responsible for developing Salamon Group's business. However, at such time, if ever, as sufficient operating capital becomes available, he expects to employ additional staffing. In addition, the Company expects to continuously engage in market research in order to monitor new market trends and other critical information deemed relevant to Salamon Group's business.

Financial Condition, Capital Resources and Liquidity

     At December 31, 2004, the Company had assets totaling $632 and current liabilities of $40,996. Since the Company's inception, it has received $129,779 in cash and services contributed as consideration for the issuance of shares of Common Stock.

     Salamon Group's working capital is presently minimal and there can be no assurance that the Company's financial condition will improve. The Company is expected to continue to have minimal working capital or a working capital deficit as a result of current liabilities. The

Company, at inception, issued 1,500,000 shares of the Company's Common Stock to Mr. Salamon, the sole executive officer and director of Salamon Group, and 500,000 shares of the Company's Common Stock to White & Lee Investments, LP, an investment vehicle controlled by White & Lee LLP, legal counsel to the Company, as founders shares. From April 2001 through December 31, 2003December 31, Salamon Group received gross proceeds of $124,279 (including $102,500 in cash and services valued at $21,779) from the sale of a total of 1,962,820 shares of Common Stock, $0.001 par value per share, in an offering conducted pursuant to Section 4(2) of the Act and Regulation S (See Part II, Item 4. “Recent Sales of Unregistered Securities). These offerings were made in the Provinces of British Columbia and Alberta, Canada. Mr. Salamon has been and remains solely responsible for identifying investors and completing all share sales. There are no existing agreements or arrangements with anyone else relating to future sales of additional securities. Even though management believes, without assurance, that it will obtain sufficient capital with which to implement its business plan on a limited scale, the Company is not expected to continue in operation without an infusion of capital. In order to obtain additional equity financing, management may be required to dilute the interest of existing shareholders or forego a substantial interest of its revenues, if any. (See Part I, Item 1. “Description of Business”; See Part I, Item 4. “Security Ownership of Certain Beneficial Owners and Management” and Part I, Item 7. “Certain Relationships and Related Transactions.”)

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

Net Operating Losses

     As of December 31, 2004, the Company has a net operating loss carry forward of $160,122, which is the basis of a deferred tax asset of $54,441. The tax asset is fully reserved by a valuation allowance of $54,441 recorded in the period ended December 31, 2004. Until the Company's current operations begin to produce earnings, it is unclear as to the ability of the Company to utilize such carry-forwards.

Forward-Looking Statements

     This Form 10-SB includes “forward-looking statements”. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-SB which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), business strategy, expansion and growth of the Company's business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this Form 10-SB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

Registration of Securities

     Every public issuer of stock engaged in interstate business and which has total assets exceeding $ 1 million and has more than 750 shareholders is required to register its securities with the Securities and Exchange Commission under the Exchange Act of 1934. The Company has not reached these threshold requirements and is therefore exempt from required registration under Section 12(g) of the Exchange Act. However, we are filing a Form 10-SB registration statement on a voluntary basis in order to possibly enhance shareholder and investor confidence by way of full disclosure of the Company’s current status and financial condition. Registration may also allow the Company to establish a trading market on the OTC Bulletin Board. We believe that registration will greatly assist in securing of private investment capital which is needed to complete product testing, to establish a market for its product and to continue research and development of additional products..

Blank Check Company

     The Company has no plans to become a blank check company. We have a specific business plan and are confident we can raise the additional capital necessary to accomplish the Company’s goals.

Item 3. Description of Property

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

Item 4. Security Ownership of Certain Beneficial Owners and Managers

     The following table sets forth information as of December 31, 2004 regarding the ownership of the Company's Common Stock by each shareholder known by the Company to be the beneficial owner of more than five per cent of its outstanding shares of Common Stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of Common Stock beneficially owned.

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

Item 5. Directors, Executive Officers, Promoters and Control Persons

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

     Aside from Mr. Salamon, there are no other persons whose activities will be material to the operations of the Company at this time. Mr. Salamon is the sole “promoter” of the Company as such term is defined under the Act. However as finances allow, the Company will engage management and other personell as required in such areas as finance, administration, sales and marketing, research and development, and overall management of the Company.

     John E. Salamon is the Company's sole officer and director. Mr. Salamon was born in Lethbridge, Alberta, Canada in 1946. After completing public education in Bow Island, Alberta, Mr. Salamon began a career path working within the energy industry. His initial tasks involved helping to explore for oil and gas in the oil fields of Northwestern Alberta. Within the scope of oilfield engineering, Mr. Salamon participated in many courses of study allowing him to experiment with the leading edge technologies and their implementation. Mr. Salamon has over 5 years of experience in oilfield exploration and drilling operations in Europe and Asia. During his tenure in the oil and gas industry, Mr. Salamon did a lot of work repairing and maintaining small and medium sized electric motors and generators. Since then he has spent several years, on a part-time basis, studying and researching in the field of electric power generation and alternative energy sources.

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

     In February 2000, Mr. Salamon moved his operations to 302-1028 Alberni Street, Vancouver, Canada, V6E 1A3. From that location, Mr. Salamon continued his work on Space Globe Technologies Ltd.. In April 2001, Mr. Salamon formed Salamon Group Inc. for the purpose of developing and marketing products based on the Space Globe Technologies Ltd. research. Since 2000, Mr. Salamon’s efforts have been primarily focused on raising investment capital to fund Salamon Group Inc.’s product development and working capital needs and developing strategic business relationships.

Significant Employees

     The Company has no employees. Mr. Salamon is currently responsible for all of the Company’s business activities.

Family Relationships

     There are no family relationships between or among the executive officers and director of the Company.

Item 6. Executive Compensation:

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

Item 7. Certain Relationships and Related Transactions:

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

     At the current time, the Company has no provision to issue any additional securities to management, promoters or their respective affiliates or associates.(See Part I, Item 1. “Description of Business - (b) Business of Registrant.”)

Item 8. Description of Securities.

     The Company is authorized to issue 40,000,000 shares of Common Stock, $0.001 par value. The issued and outstanding shares of Common Stock being registered hereby are validly issued, fully paid and non-assessable. The holders of outstanding shares of Common Stock are entitled to receive dividends out of assets legally available therefore at such times and in such amounts as the Board of Directors may from time to time determine.

     All shares of Common Stock have equal voting rights and, when validly issued and outstanding, have one vote per share in all matters to be voted upon by the stockholders. A majority vote is required on all corporate action. Cumulative voting in the election of directors is not allowed, which means that the holders of more than 50% of the outstanding shares can elect all the directors as they chose to do so and, in such event, the holders of the remaining shares will not be able to elect any directors. The shares of Common Stock have no preemptive, subscription, conversion or redemption rights and can only be issued as fully paid and nonassessable shares. Upon liquidation, dissolution or winding-up of the Company, the holders of Common Stock are entitled to receive a pro rata of the assets of the Company which are legally available for distribution to stockholders.

Item 8A. Controls and Procedures

     Management, including our Chief Executive Officer has established and is currently maintaining disclosure controls and procedures and internal control over financial reporting for our Company. Our Chief Executive Officer has evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the fiscal year ended December 31, 2004. Based on that evaluation, the Chief Executive Officer has concluded that these disclosure controls and procedures are effective for gathering, communicating to management, analyzing, and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934. There were no changes in our internal control over financial reporting during the year ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Preferred Stock

     The Company is authorized to issue 10,000,000 shares of Preferred Stock, $0.001 par value. Currently there are no issued and outstanding preferred shares of the Company as of December 31, 2004.

Transfer Agent

     The transfer agent for the Common Stock is Signature Stock Transfer, Inc., 2301 Ohio Drive, Suite #100, Plano, Texas 75093. Tel: 972-612-4120, Fax: 972-612-4122. Co. # 0863.

PART II

Item 1. Market Price of and Dividends on the Registrant's Common Equity and Other Shareholder Matters.

     No matter covered by this report was submitted during the last fiscal year end to a vote of the Company's shareholders through the solicitation of proxies or otherwise.

     (a) Market Information.

     There has been no established public trading market for the Common Stock since the Company's inception on April 27, 2001.

     (b) Holders.

     As of December 31, 2004, the Company had 41 shareholders of record of its 8,962,820 outstanding shares of Common Stock.

     (c) Dividends.

     The Company has never paid or declared any dividends on its Common Stock and does not anticipate paying cash dividends in the foreseeable future.

Item 2. Legal Proceedings.

     The Company knows of no legal proceedings to which it is a party or to which any of its property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against the Company.

Item 3. Changes in and Disagreements with Accountants

     Because the Company has been generally inactive since its inception, it had no independent accountant until the retention in October 2002 of James Stafford, Suite 300 – 555 West Georgia Street, Vancouver, British Columbia, Canada V6B 1Z6 to act as independent accountant for the Company. Stafford was retained until October, 2003 when his services were terminated. In October 2003, the Company retained Manning Elliott, 11th Floor, 1050 West Pender St., Vancouver, BC Canada V6E 3S7 to act as independent accountant for the Company and to audit the financial statements attached hereto. During his tenure, Stafford did not issue any reports as an independent accountant in connection with the Company, which was a non-filer throughout this period. There has been no change in the Company's independent accountant during the period commencing with the Company's retention of Manning Elliott through the date hereof.

Item 4. Recent Sales of Unregistered Securities

     On April 27, 2001, the Company issued 1,500,000 shares of restricted Common Stock with a value of $0.001 per share or $1500 to Mr. John E. Salamon, the President and Director of the Company and record and beneficial owner of approximately 72.5% of the Company's outstanding Common Stock, in consideration and exchange therefore for $1,500 cash in connection with the organization of Salamon Group, Inc. The founders shares were issued pursuant to 4(2) of the Act to its then sole shareholder and sole director.

     On April 27, 2001, the Company issued 500,000 shares of the Company's Common Stock with a value of $0.001 per share or $500 to White & Lee Investments, LP, an investment vehicle controlled by White & Lee LLP, legal counsel to the Company, as founders shares.

     On July 5, 2001, the Company acquired a license of certain electrical generator technology from Space Globe Technologies in exchange for 5,000,000 shares of the Company’s Common Stock with a value of $0.001 per share or $5000.

     During the period ended December 31, 2001, 1,850,324 shares were issued for cash of $36,532 at an average price of $0.02 per share. These shares were sold by John Salamon to 6 Canadian resident friends, family or business associates under the exemptions from registration provided by Regulation S. During the same period 702,450 shares were issued for services valued at $703 at an average price of $0.001 per share. These shares were issued to 3 Canadian resident business associates. Shares issued in exchange for services are recorded at the fair value of the services received, determined in reference to invoiced amounts from the service providers.

     During the year ended December 31, 2002, 481,046 shares were issued for cash of $44,008 at an average price of $0.09 per share. These shares were sold by John Salamon to 17 Canadian resident friends, family or business associates under the exemptions from registration provided by Regulation S. During the same period 500,000 shares were issued for services valued at $10,400 at an average price of $0.02 per share. These shares were issued to 7 Canadian resident business associates. These shares were issued to 3 Canadian resident business associates. Shares issued in exchange for services are recorded at the fair value of the services received, determined in reference to invoiced amounts from the service providers.

     During the year ended December 31, 2003, 183,640 shares were issued for cash of $22,460 at an average price of $0.12 per share. These shares were sold by John Salamon to 12 Canadian resident friends, family or business associates under the exemptions from registration provided by Regulation S. During the same period 245,360 shares were issued for services valued at $10,676 at an average price of $0.04 per share. These shares were issued to 3 Canadian resident business associates. Shares issued in exchange for services are recorded at the fair value of the services received, determined in reference to invoiced amounts from the service providers.

     Subsequent to December 31, 2004, no additional shares have been issued.

     The foregoing issuances of a total of 8,962,820 shares of Common Stock were all made in an offering conducted pursuant to Section 4(2) of the Act and Regulation S to friends, business associates and family members, all residents of Canada These offerings were made in the Provinces of British Columbia and Alberta, Canada. No underwriter was employed in connection with the offering and sale of the shares.

     The facts relied upon by the Company to make the Regulation S exemptions available include the following: (i) the aggregate offering price for the offering of the shares of Common Stock did not exceed $1,000,000, less the aggregate offering price for all securities sold within the twelve (12) months before the start of and during the offering of the shares in reliance on any exemption under Section 3(b) of, or in violation of Section 5(a) of, the Act; (ii) no general solicitation or advertising was conducted by the Company in connection with the offering of any of the shares; and (iii) the fact that the Company has not been since its inception (a) subject to the reporting requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended; (b) an “Investment Company” within the meaning of the Investment Company Act of 1940, as amended; or (c) a development stage Company that either has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person

Item 5. Indemnification of Directors and Officers.

     Article 6 of the Company's Articles of Incorporation contains provisions providing for the indemnification of directors and officers of the Company as follows:

     6.3 The Corporation shall indemnify its directors and officers from liability and shall advance funds for the defense of officers and directors to the fullest extent permitted under the Nevada Business Corporation Act. Expenses shall be advanced to the individual who is a party to a proceeding for which indemnification is available upon execution of an undertaking to repay the advance if it is ultimately determined that the individual did not meet a standard of conduct for which indemnification is permitted.

     The Company has no agreements with any of its directors or executive offices providing for indemnification of any such persons with respect to liability arising out of their capacity or status as officers and directors.

     At present, there is no pending litigation or proceeding involving a director or executive officer of the Company as to which indemnification is being sought.

Exhibit No.	Description

2.1	Articles of Incorporation	(1)

2.2	Bylaws	(1)

2.3	Initial List of Officers, Directors and Registered Agent	(1)

6.1	Technology License Agreement with Space Globe Technologies, Ltd.	(1)

7.1	Filings for Canadian Patent Application No. 2,357,766	(1)

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act	(2)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	(2)

(1)	Previously filed in the Registration Statement on Form 10-SB of Salamon Group, Inc. (File No. 000-50530).
(2)	Filed herewith.

SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SALAMON GROUP, INC.

Dated: April 1, 2005	By:	/s/ John E. Salamon

John E. Salamon, President

PART F/S

     The Financial Statements of Salamon Group, and Notes to Financial Statements together with the Independent Auditor's Report of Manning Elliott, Chartered Accountants, required by this Item commences on page F-2 hereof and are incorporated herein by this reference. The Financial Statements of Salamon Group required by Regulation S-X § 210.3 -12 and § 210.10 -01 commences on page F-10 hereof and are incorporated herein by this reference.

SALAMON GROUP, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

INDEPENDENT AUDITOR’S REPORT

To the Stockholders and Board of Directors
of Salamon Group, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Salamon Group, Inc. (A Development Stage Company) as of December 31, 2004 and 2003 and the related statements of operations, stockholders’ deficit and cash flows for the period from April 27, 2001 (Inception) to December 31, 2004 and the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of Salamon Group, Inc. (A Development Stage Company), as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the period from April 27, 2001 (Inception) to December 31, 2004 and the years ended December 31, 2004 and 2003, in conformity with generally accepted accounting principles used in the United States.

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

CHARTERED ACCOUNTANTS
Vancouver, Canada
March 4, 2005

SALAMON GROUP, INC. (A Development Stage Company) BALANCE SHEETS (Expressed in U.S. dollars)
	December 31,
	2004	2003
	$	$
ASSETS
Current
Cash	28	2
Due from related parties	–	887
Total Current Assets	28	889
Property and equipment (Note 3)	604	1,926
Total Assets	632	2,815
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current
Accounts payable	13,956	10,213
Due to related party (Note 5)	27,040	–
Total Current Liabilities	40,996	10,213
Contingencies (Note 1)
Subsequent Events (Note 7)
Stockholders' Deficit
Capital stock (Note 4)
Authorized
10,000,000 of preferred shares
40,000,000 of voting common shares
Issued and outstanding
2004 – 8,962,820 common shares
2003 – 8,962,820 common shares	8,963	8,963
Additional paid-in capital	120,816	120,816
Deficit, accumulated during the development stage	(170,143)	(137,177)
Total Stockholders' Deficit	(40,364)	(7,398)
Total Liabilities and Stockholders' Deficit	632	2,815

On behalf of the Board:

/s/ John Salamon                      Director

(The accompanying notes are an integral part of these financial statements.)

SALAMON GROUP, INC. (A Development Stage Company) STATEMENTS OF OPERATIONS (Expressed in U.S dollars)
	Accumulated
	from April 27,
	2001	For the year	For the year
	(Inception) to	ended	ended
	December 31,	December 31,	December 31,
	2004	2004	2003
	$	$	$
GENERAL AND ADMINISTRATIVE

Amortization of intangible asset	55,000	–	18,334
Amortization of property and equipment	3,911	1,322	1,325
Consulting and technical services	11,109	–	536
Fabrication	955	955	–
Foreign exchange	2,531	1,902	629
Interest and bank charges	372	77	92
Office and miscellaneous	7,565	405	5,861
Professional fees	50,903	16,651	6,789
Telephone	9,716	3,154	3,444
Transfer agent and filing fees	3,284	1,867	1,417
Travel and entertainment	24,797	6,633	9,454
Net Loss for the Period	(170,143)	(32,966)	(47,881)

Loss per share – Basic		(0.01)	(0.01)

Weighted Average Shares Outstanding		8,962,820	8,791,000

(Diluted loss per share has not been presented as there are no potentially diluted shares or issues.)

(The accompanying notes are an integral part of these financial statements.)

SALAMON GROUP, INC. (A Development Stage Company) STATEMENTS OF CASH FLOWS (Expressed in U.S dollars)
	Accumulated
	from April 27,
	2001	For the year	For the year
	(Inception) to	ended	ended
	December 31,	December 31,	December 31,
	2004	2004	2003
	$	$	$
Cash flows from operating activities
Net loss for the period	(170,143)	(32,966)	(47,881)
Adjustments to reconcile loss to net cash used by
operating activities:
Amortization of intangible asset	55,000	–	18,334
Depreciation of property and equipment	3,911	1,322	1,325
Consulting and technical services	11,109	–	536
Other expenses	10,670	–	10,140
	(89,453)	(31,644)	(17,546)
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	13,956	3,743	4,875
	(75,497)	(27,901)	(12,671)
Cash flows from investing activities
Purchase of property and equipment	(4,515)	–	–
Purchase of license	(50,000)	–	–
	(54,515)	–	–
Cash flows from financing activities
Advances to (from) related parties	27,040	27,927	(9,794)
Issue of share capital for cash	103,000	–	22,460
	130,040	27,927	12,666
Increase (decrease) in cash and cash equivalents	28	26	(5)
Cash, beginning of period	–	2	7
Cash, end of period	28	28	2
Supplemental Disclosures
Interest paid	–	–	–
Income tax paid	–	–	–

(The accompanying notes are an integral part of these financial statements.)

SALAMON GROUP, INC. (A Development Stage Company) STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT From April 27, 2001 (Inception) to December 31, 2004 (Expressed in U.S dollars)
				Deficit
				Accumulated
			Additional	During the
	Number		Paid-in	Development	Stockholders'
	of Shares	Par Value	Capital	Stage	Deficit
	Issued	$	$	$	$
Balance at April 27, 2001 (inception)	–	–	–	–	–
Shares issued for cash	1,850,324	1,850	34,682	–	36,532
Shares issued for purchase of
license (Note 4)	5,000,000	5,000	–	–	5,000
Shares issued for services	702,450	703	–	–	703
Net loss for the period	–	–	–	(34,337)	(34,337)
Balance at December 31, 2001	7,552,774	7,553	34,682	(34,337)	7,898
Shares issued for cash	481,046	481	43,527	–	44,008
Shares issued for services	500,000	500	9,900	–	10,400
Net loss for the year	–	–	–	(54,959)	(54,959)
Balance at December 31, 2002	8,533,820	8,534	88,109	(89,296)	7,347

Shares issued for cash	183,640	184	22,276	–	22,460
Shares issued for services	143,960	144	392	–	536
Shares issued for expenses	101,400	101	10,039	–	10,140
Net loss for the year	–	–	–	(47,881)	(47,881)
Balance at December 31, 2003	8,962,820	8,963	120,816	(137,177)	(7,398)
Net loss for the year	–	–	–	(32,966)	(32,966)
Balance at December 31, 2004	8,962,820	8,963	120,816	(170,143)	(40,364)

(The accompanying notes are an integral part of these financial statements.)

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

In a development stage company, management devotes most of its activities in investigating business opportunities and further advancing its technologies. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or attain profitable operations. There is no guarantee that the Company will be able to complete any of the above objectives. At December 31, 2004, the Company had a working capital deficit of $40,968 and an accumulated deficit of $169,317. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

(c)	Basic and Diluted Net Income (Loss) per Share

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

SALAMON GROUP, INC. (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS (Expressed in U.S dollars)

2.	Summary of Significant Accounting Policies (continued)

(d)	Revenue recognition

Revenues from the sale of products are recorded when the product is shipped, title and risk of loss have transferred to the purchaser, payment terms are fixed or determinable and payment is reasonably assured. Revenues from service contracts are recognized when performance of the service is complete or over the term of the contract.

(e)	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

(f)	Use of estimates

The preparation of financial statements, in conformity with U.S. generally accepted accounting principles, requires management to make estimates and assumptions that affect the amounts reported in these financial statements and the accompanying notes. Actual results could differ from those estimates.

(g)	Financial instruments

The fair values of cash and equivalents, accounts payable, and amounts due to related parties approximate their carrying values due to the immediate or short-term maturity of these financial instruments.

(h)	Comprehensive income

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2004, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

(i)	Foreign Currency Transactions/Balances

Transactions in currencies other than the U.S. dollar are translated at the rate in effect on the transaction date. Any balance sheet items denominated in foreign currencies are translated into U.S. dollars using the rate in effect on the balance sheet date.

SALAMON GROUP, INC. (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS (Expressed in U.S dollars)

3.	Property and Equipment

		Accumulated	Net book value
	Cost	Depreciation	2004	2003
	$	$	$	$
Computer equipment	3,161	3,107	54	1,105
Office equipment	1,354	804	550	821
	4,515	3,911	604	1,926

4.	Capital Stock

(a)
During the year ended December 31, 2003, 183,640 shares were issued for cash of $22,460 at an average price of $0.12 per share and 245,360 shares were issued for services and other expenses with a fair value of $10,676 at an average price of $0.04 per share

(b)
During the year ended December 31, 2002, 481,046 shares were issued for cash of $44,008 at an average price of $0.09 per share and 500,000 shares were issued for services with a fair value of $10,400 at an average price of $0.02 per share.

(c)
During the period ended December 31, 2001, 1,850,324 shares were issued for cash of $36,532 at an average price of $0.02 per share and 702,450 shares were issued for services with a fair value of $703 at an average price of $0.001 per share.

	(d)	On July 5, 2001, 5,000,000 shares with a stated par value of $0.001 per share were issued as part of the consideration to acquire a license (see Note 4).

	(e)	As at December 31, 2004, there are no preferred shares issued and outstanding.

5.	Related Party Transactions

	(a)	Amounts owing from Space Globe are unsecured, non-interest bearing and are due on demand. Space Globe is related to the Company by way of a director and shareholder in common.

(b)
On July 5, 2001, the Company purchased a license related to certain power cell technology for cash of US$50,000 and five million common shares of the Company valued at US$5,000 from Space Globe (see Note 4).

SALAMON GROUP, INC. (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS (Expressed in U.S dollars)

6.	Income Taxes Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has incurred net operating losses as scheduled below:

Year of	Amount	Year of
Loss	$	Expiration
2001	27,366	2016
2002	54,086	2017
2003	39,968	2018
2004	38,702	2019
	160,122

Pursuant to SFAS 109 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

The components of the net deferred tax asset at the end of December 31, 2004 and 2003, and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are scheduled below:

	2004	2003
	$	$
Net Operating Loss	38,702	39,968
Statutory Tax Rate	34%	34%
Effective Tax Rate	–	–
Deferred Tax Asset	13,159	13,589
Valuation Allowance	(13,159)	(13,589)
Net Deferred Tax Asset	–	–

7.	Subsequent Events

Subsequent to year-end, pursuant to an Assignment Agreement dated January 15, 2005, the Company acquired the rights, currently held under license from Space Globe Technologies Ltd.