Form 10QSB
period 2005-03-31
SALAMON GROUP INC
filed 2005-05-16
CIK 1274211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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
Yes  ☒  No ☐

Check if there is no disclosure of delinquent files in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

State issuer’s revenues for its most recent quarter. $ 0

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 8,962,820 as of March 31, 2005.

Copies of Communications Sent to:

Claudia Losie
Boughton Law Corporation
595 Burrard Street, Suite 1000
Vancouver, BC, Canada, V7X 1S8

Tel: (604) 687-6789
Fax: (604) 683-5317

PART I            FINANCIAL INFORMATION

Item 1.              Financial Statements.

The Financial Statements of the Company and Notes to Financial Statements required by this Item 1 commence on page F-1 hereof and are incorporated herein by this reference. The Financial Statements filed as part of this Report on Form 10-QSB are listed in the Index to Financial Statements below:

Salamon Group, Inc.
(A Development Stage Company)
Financial Statements
March 31, 2005
(U.S. Dollars)
(Unaudited)

SALAMON GROUP, INC. (A Development Stage Company) BALANCE SHEETS (Expressed in U.S. dollars)

	March 31,	December 31,
	2005	2004
	$	$
	(unaudited)	(audited)

ASSETS

Current

Cash	10	28

Total Current Assets	10	28

Property and equipment (Note 3)	604	604

Total Assets	614	632

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current
Accounts payable	15,349	13,956
Due to related party (Note 6)	33,601	27,040

Total Current Liabilities	48,950	40,996

Contingencies and Commitments (Notes 1 and 4)
Subsequent Events (Note 7)

Stockholders' Deficit

Capital stock (Note 5)

Authorized

10,000,000 of preferred shares
40,000,000 of voting common shares

Issued and outstanding

8,962,820 common shares	8,963	8,963

Additional paid-in capital	120,816	120,816

Deficit, accumulated during the development stage	(178,115)	(170,143)

Total Stockholders' Equity (Deficit)	(48,336)	(40,364)

Total Liabilities and Stockholders' Deficit	614	632

On behalf of the Board:

/s/ John Salamon     Director

The accompanying notes are an integral part of these financial statements
F–1

SALAMON GROUP, INC. (A Development Stage Company) STATEMENTS OF OPERATIONS (unaudited) (Expressed in U.S dollars)

			Accumulated from
			April 27, 2001
	Three Months Ended		(Inception) to
	March 31,		March 31,
	2005	2004	2005
	$	$	$

GENERAL AND ADMINISTRATIVE

Amortization of intangible asset	–	–	55,000
Amortization of property and equipment	–	124	3,911
Consulting and technical services	–	–	12,064
Foreign exchange	46	399	2,577
Interest and bank charges	18	34	390
Office and miscellaneous	111	303	7,676
Professional fees	4,126	1,435	55,029
Telephone	624	941	10,340
Transfer agent and filing fees	2,721	344	6,005
Travel and entertainment	326	–	25,113

Net Loss for the Period	(7,972)	(3,580)	(178,115)

Loss per share – Basic	(0.00)	(0.00)

Weighted Average Shares Outstanding	8,962,820	8,,962,820

The accompanying notes are an integral part of these financial statements
F–2

SALAMON GROUP, INC. (A Development Stage Company) STATEMENTS OF CASH FLOWS (unaudited) (Expressed in U.S dollars)

	Three Months Ended
	March 31,
	2005	2004
	$	$

Cash flows from operating activities

Net loss for the period	(7,972)	(3,580)

Adjustments to reconcile loss to net cash used by operating activities:

Amortization of property and equipment	-	124

	(7,972)	(3,456)

Changes in operating assets and liabilities:

Increase (decrease) in accounts payable	1,393	(2,877)

	(6,579)	(6,333)

Cash flows from investing activities	–	–

Cash flows from financing activities

Advances from (to) related parties	6,561	6,333
Issue of share capital for cash	–	–

	6,561	6,333

Increase (decrease) in cash and cash equivalents	(18)	–

Cash, beginning of period	28	2

Cash, end of period	10	2

Non-cash Financing Activity

Shares issued for services and other expenses	–	–

Supplemental Disclosures

Interest paid	–	–
Income tax paid	–	–

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

In a development stage company, management devotes most of its activities in investigating business opportunities and further advancing its technologies. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or attain profitable operations. There is no guarantee that the Company will be able to complete any of the above objectives. At March 31, 2005, the Company had a working capital deficit of $48,940 and an accumulated deficit of $178,115. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

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

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2005, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

	(i)	Foreign Currency Transactions/Balances

Transactions in currencies other than the U.S. dollar are translated at the rate in effect on the transaction date. Any balance sheet items denominated in foreign currencies are translated into U.S. dollars using the rate in effect on the balance sheet date.

	(j)	Interim Financial Statements

These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

F–5

SALAMON GROUP, INC. (A Development Stage Company) NOTES TO FINANCIAL STATEMENTS (unaudited) (Expressed in U.S dollars)

3.	Property and Equipment

			Net book value
		Accumulated	March 31,	December 31,
	Cost	Depreciation	2005	2004
	$	$	$	$
			(unaudited)	(audited)

Computer equipment	3,161	3,107	54	54
Office equipment	1,354	804	550	550
	4,515	3,911	604	604

4.	Capital Stock

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

	(d)	On July 5, 2001, 5,000,000 shares with a value of $0.001 per share were issued to acquire a license (see Note 4).

	(e)	As at March 31, 2005, there are no preferred shares issued and outstanding.

5.	Related Party Transactions

	(a)	Amounts owing to or from Space Globe are unsecured, non-interest bearing and are due on demand. Space Globe is related to the Company by way of a director and shareholder in common.

(b)
On July 5, 2001, the Company purchased a license related to certain power cell technology for cash of US$50,000 and five million common shares of the Company valued at US$5,000 from Space Globe (see Note 4).

F–6

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

For the period from inception (April 27, 2001) through March 31, 2005, the Company had no revenue from operations and accumulated operating expenses amounted to $178,115.

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

Financial Condition, Capital Resources and Liquidity

At March 31, 2005, the Company had assets totaling $614 and current liabilities of $48,950 attributable to unpaid Space Globe Technologies license fees, audit fees and general operating expenses. Since the Company's inception, it has received $129,779 in cash and services contributed as consideration for the issuance of shares of Common Stock.

Salamon Group's working capital is presently minimal and there can be no assurance that the Company's financial condition will improve. The Company is expected to continue to have minimal working capital or a working capital deficit as a result of current liabilities. The Company, at inception, issued 1,500,000 shares of the Company's Common Stock to Mr. Salamon, the sole executive officer and director of Salamon Group, and 500,000 shares of the Company's Common Stock to White & Lee Investments, LP, an investment vehicle controlled by White & Lee LLP, legal counsel to the Company, as founder shares. From April 2001 through March 31, 2005, Salamon Group received gross proceeds of $124,279 (including $102,500 in cash and services valued at $21,779) from the sale of a total of 1,962,820 shares of Common Stock, $0.001 par value per share, in an offering conducted pursuant to Section 4(2) of the Act and Rules 504 and 901 (See Part II, Item 4. “Recent Sales of Unregistered Securities). These offerings were made in the Provinces of British Columbia and Alberta, Canada. Even though management believes, without assurance, that it will obtain sufficient capital with which to implement its business plan on a limited scale, the Company is not expected to continue in operation without an infusion of capital. In order to obtain additional equity financing, management may be required to dilute the interest of existing shareholders or forego a substantial interest of its revenues, if any. (See Part I, Item 1. “Description of Business”; See Part I, Item 4. “Security Ownership of Certain Beneficial Owners and Management” and Part I, Item 7. “Certain Relationships and Related Transactions.”)

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

Net Operating Losses

As of March 31, 2005, the Company has a net operating loss carry forward of approximately $178,115.

Forward-Looking Statements

This Form 10-SB includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this Form 10-QSB which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), business strategy, expansion and growth of the Company's business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this Form 10-QSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

Business Development

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

Competitive Products

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

Prototype and Working Model

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

Manufacturing

At this time, the Company does not intend to manufacture the device but is attempting to secure licensees to commercially produce and market the product worldwide. The Company will provide the technological design to the Licensee(s) for their use in producing the product.

Sales and Marketing-Licensee Sales

The Company working to identify and engage a local marketing company to secure licensees to manufacture and market the product worldwide. The amount of the license fees have not yet been establishes and will be subject to negotiation. The Company plans to produce a CD and video for product demonstration purposes. Management and consultants will be manually testing the generator and compiling the necessary data to include in a brochure and other literature.

Management

At this time, the Company is solely directed and managed by John Salamon. As finances allow, other personell will be employed in various management capacities.

Consultants and Technicians

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

Facilities

The Company is operating out of offices provided by Mr. Salamon. The Company address is 302-1028 Alberni Street, Vancouver, B.C., Canada, V6E-1A3. Mr. Salamon will begin researching the real estate market in order to determine the most appropriate site to locate Salamon Group's offices and facilities.

Item 3.            Controls and procedures

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

None

Item 3.            Defaults Upon Senior Securities

None

Item 4.            Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise during the quarterly period ended March 31, 2005.

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

(b) Holders.

As of March 31, 2005, the Company had 41 shareholders of record of its 8,962,820 outstanding shares of Common Stock.

(c) Dividends.

The Company has never paid or declared any dividends on its Common Stock and does not anticipate paying cash dividends in the foreseeable future.

Item 6.            Exhibits and Reports on Form 8-K

The following exhibits are filed with the Form 10-QSB:

31.1	Section 302 Certification of Chief Executive Officer and Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 14, 2005

Salamon Group, Inc.

By:   /s/ John E. Salamon
        John E. Salamon, President