Form 10KSB/A
period 2004-12-31
SALAMON GROUP INC
filed 2005-07-06
CIK 1274211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
Amendment # 1

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

Yes ☒ No ☐

Check if there is no disclosure of delinquent files in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer’s revenues for its most recent fiscal year. $ 0

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

Copies of Communications Sent to:

Claudia Losie
Boughton Law Corporation
595 Burrard Street, Suite 1000
Vancouver, British Columbia
Canada, V7X 1S8
Tel: (604) 647-4149 Fax: (604) 683-5317

SALAMON GROUP, INC.
FORM 10-KSB/A
TABLE OF CONTENTS

Part I

i

ii

PART I

Item 1. Description of Business.

     (a) Business Development.

     SALAMON GROUP, INC. (hereinafter referred to as the “Company” or “Salamon Group”) was organized under the laws of the State of Nevada on April 27, 2001. The Company is a developmental stage company organized by John E. Salamon, the President, sole Director and sole executive of the Company. The Company’s aim is to develop, license and/or acquire certain electrical generator technologies which the Company believes to be proprietary. The Company's offices are presently located at 302-1028 Alberni Street, Vancouver, B.C., Canada, V6E 1A3 and its telephone number is (604) 408-3861. The Company’s Nevada registered agent is National Registered Agents, Inc. of NV, 1100 East William Street, Suite 207, Carson City, NV 89701.

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

     Since its inception the Company has been involved in organizational and fund raising activities and the licensing, subsequent acquisition and further development of certain electrical generator technology from Space Globe Technologies Ltd. (“Space Globe Technologies”), which is a private British Columbia, Canada corporation founded and organized also by John Salamon and not dealing at arm’s length to the Company. Space Globe Technologies was founded for the purpose of developing technologies and concepts in the field of “Alternative Energy Sources”. Alternative Energy Sources are those which are not supplied by the burning of fossil fuels or the splitting of atoms. Some of the alternative energy sources include solar energy, wind power, geothermal, tides and hydro power. Space Globe Technologies was incorporated in the Province of British Columbia, Canada in 1998 by John Salamon, the principal and sole shareholder of Space Globe Technologies. It was initially established as a management/consulting company and in which to develop ideas and concepts for power generation. The assets at present consist of a vehicle, office equipment and investments in Salamon Group. Its’ current operation consists mainly of securing private investment capital to assist in funding the operations and growth of Salamon Group. From 1999 to 2001 Space Globe and Mr. Salamon developed the concept and design of an Electrical Power Generator (“EPG”) for home and office use and for emergency power backup situations. Mr. Salamon filed a Patent application for protection of the design of the EPG on September 4, 2001.

     The Company initially distributed to Mr. John E. Salamon and White & Lee Investments, L.P. a total of 1,500,000 and 500,000 shares, respectively, of common stock, $0.001 par value per share (“Common Stock”). These founders shares were issued pursuant to Section 4(2) of the Securities Act of 1933 (the “Act”).

     Mr. Salamon formed the Company for the purpose of pursuing his business plan of developing technologies and concepts in the field of “Alternative Energy Sources” in a newly established Nevada corporation. All transactions described below between the Company and Space Globe Technologies were incidental to the transfer of assets to the Company in connection with the reorganization of these two entities under Mr. Salamon’s common control.

     On July 5, 2001, the Company and Space Globe Technologies entered into a Technology License Agreement whereby the Company agreed to pay $50,000 cash and issued 5,000,000 shares of Common Stock to Space Globe Technologies as license fees for the technology related to the EPG. The cost of the license was determined to be the estimated cost of research and development time and materials expended by Space Globe for the development of the EPG. The 5,000,000 shares issued in connection with such Technology License Agreement were issued pursuant to Section 4(2) of the Act at their par value of $0.001 each and the cash was subsequently paid from proceeds of private placements in Salamon Group.

     In January, 2005, Space Globe Technologies and Salamon Group replaced the license agreement with an agreement by which 100% ownership of and rights to the technology were transferred from Space Globe Technologies to Salamon Group for no additional compensation. John Salamon also assigned all rights to the patent pending to Salamon Group.

     In addition to the foregoing issuances, from April 2001 through December 31, 2004, Salamon Group received gross proceeds of $124,279 (including $102,500 in cash and services valued at $21,779) from the sale of a total of 1,962,820 shares of Common Stock in an offering conducted pursuant to Section 4(2) of the Act and Regulation S. (See Part II, Item 4. “Recent Sales of Unregistered Securities). These offerings were made in the Provinces of British Columbia and Alberta, Canada.

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

     (b) Business of Registrant.

General

     Since its inception, the Company has been involved in organizational activities and has completed offerings of Common Stock pursuant to which it has received gross offering proceeds in the amount of $124,779 (including $103,000 in cash and services valued at $21,779), and concluded the licensing and subsequent acquisition of an EPG from Space Globe Technologies. The Company has had no employees since its organization. It is anticipated that the Company's sole executive officer and director will receive a reasonable salary for services as the sole executive officer at such time as the Company commences business operations. (See Part I, Item 6. “Executive Compensation.”) This individual will devote such time and effort as may be necessary to participate in the day-to-day management of the Company. (See Part I, Item 5. “Directors, Executive Officers, Promoters and Control Persons - Executive Officers and Directors.”)

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

Technology/Product

     The EPG device consists of an electric motor, an alternator, a regulator system, an inverter, a capacitor, an isolator, a primary battery and a secondary battery. These parts are all contained in a metal or plastic molded encasement. The primary 12 Volt battery supplies current and voltage to an inverter which converts the 12V DC voltage to 115V AC voltage. The AC voltage is then supplies power to any AC powered device such as a television, lamp, radio, small appliances, etc. (depending on required wattage.)

     As the voltage level is depleted in the primary battery, a control system, powered by the secondary 12V battery, starts the motor which in turn drives a alternator/generator. The alternator/generator produces AC voltage which is converted to DC voltage and regulated through a regulator system. The regulator system includes an isolator which directs the power from the regulator system into the primary and secondary batteries. The control system monitors the primary battery voltage. When the primary battery voltage drops below a setpoint voltage, the motor engages, starting the recharging process. Thus the EPG is a self-replenishing power unit. A connection to an external power supply is provided so that the secondary battery can be recharged if for some reason, such as long dormant storage periods, both batteries become completely depleted. The performance of the EPG is relative to the size of the inverter and the number of batteries. For example, a 300 watt inverter can be used to power a TV, laptop computer or a lamp, among other things. The model EPG is 115 VAC and 300 watts with a 12 VDC outlet. The charging cycle is relative to the load on the inverter. The greater the load, the faster the main battery depletes. The typical “midsize” EPG requires no venting as it uses sealed batteries and creates a negligible amount of heat. When charging, it produces a noise level similar to that of a turntable style microwave. Because there are no emissions of any sort, the EPG can be used indoors as opposed to fuel powered generators which can only be used outdoors. All components of the EPG are CSA approved in Canada. All licensees will be in compliance with Canadian standards and will be required to comply with standards of the USA and other countries prior to distributing the EPG in those countries.

Battery and Alternator Specifications:

PRIMARY BATTERY
12 Volt/33 Ampere Valve Regulated Lead-Acid Battery
a) Ampere Hour Capacity to 1.75 Volts per Cell @77F:

Discharge in Hours	Amp-Hr Capacity
1.00	23.5
2.00	25.9
3.00	27.2
4.00	28.1
5.00	29.0
6.00	29.7
7.00	30.2
8.00	30.5
10.00	31.0
12.00	31.5
20.00	33.0
24.00	33.1
72.00	33.8
100.00	34.4

b) Specifications:

BCI Group Size	U1
Cells per unit	6
Full Charge OCV	12.84
Electrolyte	Absorbed H2SO4
Max Discharge Current	600 Amps @ 0.1 sec
Short Circuit Current	2150 Amps
Ohms Imped 60 Hz	0.007 Ohms

c) Discharge Ratings (in amps) at Constant Discharge Time (in hours)

End Point Volts/Cell	..083	10.0	100.00
1.90	87.0	2.73	0.30
1.85	101.0	2.90	0.33
1.80	113.0	3.02	0.34
1.75	121.0	3.10	0.34

d) Capacity
     29.0 Ah @ 5Hr rate to 1.75 volts per cell @ 77`F
     33.0 Ah @ 20 hr rate to1.75 volts per cell 2 77`F
     29.6 Ah @ 10 hr rate to 1.80 volts per cell @ 68` F

e) Operating Temperature Range
     Discharge: -40`F to 160`F
     Charge:-10`F to +140`F(with temperature compensation)

f) Float Charging voltage
     13.5 to 13.8 VDV/unit Average @ 77`F

g) Recommended Maximum Charging Current Limit
     C/5 amperes (6.6 amperes @ 100% depth of discharge) @ 20 hour rate

h) Equalization and Cycle Service Charging Voltage
     14.4 to 14.8 VDC/unit Average @ 77`F

i) Maximum AC Ripple (Charger)
     0.5% RMS or 1.5% P-P of float charge voltage recommended for best results
     Maximum AC ripple float charge voltage allowed=(4% P-P)
     Maximum AC ripple current allowed=1.65 amperes RMS (C/20)

j) Self Discharge
     Battery may be stored for up to 6 months @ 77`F and then a refreshing charge is required. For higher temperatures the time interval will be shorter.

SECONDARY BATTERY:
12 Volt 18 AH Sealed Lead Acid

     Recharging specs are similar to the Main battery above.

ALTERNATOR SPECS:

Speed:	1300-6000 RPM
Charging capacity:	15-16.5A @ 14V @5000RPM
Output Current Vs. Speed:	~ 0A @1000RPM
~ 3A @2000RPM
9.5-10.5A@3000RPM
13-14A @4000 RPM

     The Company intends to engage an independent consulting engineer to perform an evaluation of the EPG and provide a written report as soon as the necessary capital is available. However to date there have been no third-party evaluations done.

Technical Limitations:

     The performance limitations of the EPG are related to the capacity of the batteries. If a small capacity battery is used with a heavy load, the batteries will deplete sooner than if used with a lighter load. If the primary battery is being drained faster than the generator can recharge the battery, then the entire system will eventually cease working and the battery would have to be re-charged from an outside source. This limits the EPG’s utility to providing power for smaller appliances and thus puts some limitations on its commercial appeal.

Regulatory Approvals:

     This electrical device is made up of various parts, as outlined very carefully in the schematic drawings. Each and every electrical component contained within the research models have already been approved in Canada under a set of rules called “CSA”. The inverters, control mechanisms, batteries, and all other component parts have been CSA approved. By extension, any and all future working models, as well as future commercial units must contain only CSA approved electrical components, if manufactured and/or sold within Canada. Further, any licensee, legally licensed by the Salamon Group to manufacture within the United States of America, must comply with any and all USA government rules covering the manufacturing of electrical devices with the USA. A minimum requirement would involve the manufacturer satisfying rules set down under the set of regulations called “UL”. All completed units would have to be labeled – “UL Approved”. Salamon Group intends to pursue arrangements whereby independent manufacturers will, under license obligations to the Salamon Group, manufacture and be prime distributors of the product. Due to the nature of the electrical generating device, any manufacturer must comply with CSA regulations.

     CSA Certification guidelines require a completed unit to be included with the CSA Certification application process to satisfy safety testing requirements. The new licensee which the Company has entered into negotiations with has agreed to submit all applications for approvals and to pay all associated costs.

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

Canadian Patent Rules:
      Through a patent, the government grants an inventor the right to exclude others from making, using or selling the invention from the day the patent is granted to a maximum of 20 years after the day on which a patent application is filed. The Patent Office lays open the application 18 months after the filing date of the application. Anyone may then read about, but not make, use or sell the invention without the applicants permission until the patent has expired. The application remains “ Patent Pending” until a patent is granted or refused. The applicant must formally request an examination of the Patent Pending application within 5 years of the filing date, otherwise the application will be considered abandoned. A Patent Pending application provides time to assess the feasibility and/or marketability of the invention and provides some protection for the invention without having to fully commit to the patent procedures. Competitors will likely be wary of infringing on the invention after the application is published because the inventor could seek retroactive compensation in the event that a patent is granted. The cost of obtaining patent protection in Canada is estimated to be around $20,000 CDN.

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

Sales and Marketing-Licensee Sales:
      The Company has entered into negotiations to license the world-wide marketing rights for a 5 year period to a marketing company based in Calgary, Alberta, Canada. It is anticipated that a formal agreement will be completed by July 31, 2005, The amount of the license fees and the performance requirements are still being negotiated.

     The marketing company plans to produce a CD and video for product demonstration purposes. Management and consultants will be manually testing the generator and compiling the necessary data to include in a brochure and other literature.

     The marketing company believes that it will have some patent protection for the EPG under the patent pending laws and has indicated that the marketability of the product should not be materially adversely affected.

Management:
      At this time, the Company is solely directed and managed by John Salamon. As finances allow, other personnel will be employed in various management capacities.

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

     From 1986 to 1990 assisted with the development of a shopping mall and other properties in Northern Alberta. From 1991 to 1998, Mr. Salamon contracted to Globus Cellular & to Beitler Consulting to provide technical and marketing services for their products. In 1998, Mr. Salamon formed Space Globe Technologies to continue research and development of technologies and products in the field of electric power generation. In 2001, Mr. Salamon formed Salamon Group, Inc. to license and/or purchase technologies in the field of electric power generation. From 1998 to date Mr. Salamon has been directing and managing both companies.

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

Research and Development:

     All further development, testing and commercialization of the EPG will be completed by the new licensee and all related costs will be the responsibility of the licensee.

     The Company, under the direction of Mr. Salamon, is continually researching and studying “alternative energy sources” and plans to develop other power generation devices as capital funding becomes available. Alternative Energy Sources are those which are not supplied by the burning of fossil fuels or the splitting of atoms. Some of the alternative energy sources include solar energy, wind power, geothermal, tides and hydro power.

     The Company is currently developing a smaller, portable EPG utilizing similar designs and adding a solar power component. Mr. Salamon has a conceptual design and will proceed with completion of a working model when funding allows.

Facilities:
     In its initial phase, the Company will operate out of offices provided by Mr. Salamon. The Company address is 302-1028 Alberni Street, Vancouver, B.C., Canada, V6E-1A3. Mr. Salamon will begin researching the real estate market in order to determine the most appropriate site to locate Salamon Group's offices and facilities.

Funding:
      The Company plans to raise approximately $200,000 during the next 6 months by way of private placements from relatives and business associates of John Salamon. As soon as possible, the Company will seek public trading status which will enable the Company to raise additional development and working capital. The funds will be used to secures license agreements, to continue research and development and for general working capital. The Company also plans to seek bank financing once licensees are secured.

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

     The Company is currently operating out of offices provided by Mr. Salamon.

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

Business Strategy

     The Company's business strategy, which is dependent upon its obtaining sufficient financing with which to implement its business plan (of which there is no assurance), is to sell licenses to companies to manufacture and market the product. Once the Company commences to actively pursue business operations its revenues will remain dependent upon sales and licensing revenues and the ability of the Company to attract new customers and licensees.

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

Competition

     The markets in which the Company is engaged are subject to vigorous competition. Energy generation is a constantly evolving industry and is dominated by and impacted by large multi-national oil companies. The Company currently sees its fiercest competition coming from manufacturers of portable gasoline powered generators, including such major market participants as American Honda Motor Co., Inc., Coleman Powermate, Inc. and Generac Power Systems, Inc. There are many gas generators and battery/inverter types of portable power sources now available on the market. One of the main advantages of the EPG over a gas or diesel powered generator is that it can be used indoors as it produces no emissions. The main advantage of the EPG over the battery/inverter system is the ability of the EPG to self-recharge prolonging the availability of power. Gasoline generators are more expensive than the EPG. The anticipated cost of the EPG will be greater than the battery/inverter units but will be still be affordable to the consumer in the non-specialized retail market. The physical size of the EPG needs to be larger than the battery/inverter system in order to accommodate the featured self-recharging system. Another significant advantage of the EPG is that no dangerous flammable fuel is required.

     The Company intends to focus primarily on the large “indoor” market for homes, offices, recreational vehicles, cottages, small warehouses, storage units, etc. We believe that the EPG will be readily accepted in the market place because it is portable, compact, self-replenishing, price competitive, and does not require fuelling. Our licensees will be soliciting some of the big retailers such as Wal-Mart, Zellers, Home Depot, Sears and Canadian Tire.

Risk Factors

     Before making an investment decision, prospective investors in the Company's Common Stock should carefully consider, along with other matters referred to herein, the following risk factors inherent in and affecting the business of the Company.

     1. Development Stage Company. Salamon Group was organized on April 27, 2001, and accordingly, is in the early form of its development stage and must be considered promotional. Management's efforts, since inception, have been allocated primarily to organizational and fund raising activities and the ability of the Company to establish itself as a going concern is dependent upon the receipt of additional funds from operations or other sources to continue those activities. Potential investors should be aware of the difficulties normally encountered by a new enterprise in its development stage, including under-capitalization, cash shortages, limitations with respect to personnel, technological, financial and other resources and lack of a licensee base and market recognition. The likelihood that the Company will succeed must be considered in light of the problems, expenses and delays frequently encountered in connection with the competitive environment in which the Company will operate. The Company's success depends to a large extent on Mr. Salamon's abilities and effectiveness in successfully building a large and profitable licensee base. There is no guarantee that the Company's proposed activities will attain the level of recognition and acceptance necessary for the Company to become viable. There is intense competition in the marketplace, several competitors are large public companies which are already positioned in the business and which are better financed than the Company. There is no guarantee that the Patent Pending in Canada and the Patent application to be filed in the US will completely deter anyone from copying the concept and design of the EPG. This could adversely impact on the success of the market of licenses. There can be no assurance that the Company, with its very limited capitalization, will be able to compete with these companies and achieve profitability. (See Part I, Item 1. “Description of Business.”)

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

     5. Dependence on Management. The possible success of the Company is expected to be largely dependent on the continued services of Mr. Salamon, the sole executive and director. Mr. Salamon is expected to devote only such time and effort to the business and affairs of the Company as may be necessary to perform his responsibilities as the Company's sole executive officer and director. The loss of the services of Mr. Salamon could adversely affect the conduct of the Company's business and its prospects for the future. The Company presently holds no key-man life insurance on Mr. Salamon, and has no employment contract or other agreement. Mr. Salamon is to date the sole evaluator of the technical and commercial merits and performance of the EPG. As well, Mr. Salamon lacks prior experience in developing marketable products and managing business enterprises.

     6. No Existing Customer or Licensee Base. The Company was only recently organized. The Company currently has no existing customers and is in negotiations with only one potential licensee. The very limited funding currently available to the Company will not permit it to commence business operations except on a very limited scale. There can be no assurance that the debt and/or equity financing, which is expected to be required by the Company in order for Salamon Group to continue in business after the expiration of the next twelve (12) months, will be available. The Company has no customers or licensees presently and there can be no assurance that it will be successful in obtaining customers or licensees. As well, the marketability of licenses may be adversely impacted because the Company has limited patent protection on the Product. Management believes that the Company must, in order to survive, ultimately generate a large dollar amount of sales and license revenues from a high number of customers and licensees. The Company could be expected to experience substantial difficulty in attracting the high volume of customers and licensees. (See Part I, Item 1. “Description of Business, - (b) Business of Registrant - Business Strategy; and - Sales and Marketing.”)

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

     9. Absence of Public Market for Shares. On the date that was 60 days after the initial date of filing of the Form 10-SB on December 30, 2003, the Company's shares of Common Stock became registered under the Securities and Exchange Act of 1934. There is no public market for the shares of Common Stock and no assurance that one will develop and the registration of the shares under the Exchange Act will not necessarily enable the Company to create a viable trading market for its shares and will not necessarily increase the Company’s ability to raise capital. Of such shares, the Company has issued 7,000,000 shares of Common Stock to persons affiliated with Salamon Group pursuant to an exemption from registration provided by Section 4(2) of the Act and Regulation D promulgated thereunder. These shares are “restricted securities”. Rule 144 of the Act provides, in essence, that a minimum of one year must elapse between the date of the acquisition of the restricted securities from the Company or from an affiliate of the Company, and any resale of such securities in reliance on Rule 144. If restricted securities are sold by an affiliate of the Company, the amount of securities sold, together with all sales of restricted and other securities of the same class for the account of such person within the preceding three months, must not exceed one percent of the Company’s outstanding shares. The amount of restricted securities sold by any person other than an affiliate of the Company, together with all other sales of restricted securities of the same class for the account of such person within the preceding three months, must not exceed one percent of the Company’s outstanding shares, unless the conditions in Rule 144(k) are satisfied. Provided a period of at least two years has elapsed since the date the restricted securities were acquired from the Company or from an affiliate of the Company, a non-affiliate of the Company may sell their securities in compliance with Rule 144(k) without regard to volume limitations or other restrictions. Resales of the free-trading shares of Common Stock by “affiliates, control persons and/or underwriters” of Salamon Group, as those terms are defined in the Act, will be subject indefinitely to the volume limitations, described in paragraph (e) of Rule 144. Any transfer or resale of the shares of Salamon Group's Common Stock will be subject, in addition to the Federal securities laws, to the “blue sky” laws of each state in which such transfer or resale occurs. A total of 8,962,820 shares of the Company's Common Stock are available for resale under Rule 144. Sales of shares of Common Stock under Rule 144 may have a depressive effect on the market price of the Company's Common Stock, should a public market develop for such stock.

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

     16. Patent Pending and Absence of a Patent. The absence of an issued patent could have an adverse affect on the ability of the Company to secure manufacturing and marketing licensees.

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

     Future research and development will be focused on smaller, portable EPGs utilizing the same design and adding a solar power component. Mr. Salamon has a conceptual design and will proceed with plans when funding allows.

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

Financial Condition, Capital Resources and Liquidity

     At December 31, 2004, the Company had assets totaling $632 and current liabilities of $40,996 attributable to unpaid Space Globe Technologies license fees, accrued legal expenses, and organization expenses. Since the Company's inception, it has received $129,779 in cash and services contributed as consideration for the issuance of shares of Common Stock.

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

Net Operating Losses

     As of December 31, 2004, the Company has a net operating loss carry forward of $160,122 which is the basis of a deferred tax asset of $54,441. The tax asset is fully reserved by a valuation allowance of $54,441 recorded in the period ended December 31, 2004. Until the Company's current operations begin to produce earnings, it is unclear as to the ability of the Company to utilize such carry-forwards.

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

2 White & Lee Investments is an investment vehicle controlled by White & Lee LLP, legal former counsel to the Company.

Item 5. Directors, Executive Officers, Promoters and Control Persons

Executive Officers and Directors

     Set forth below are the names, ages, terms of office and positions with the Company of the executive officers and directors of the Company.

Name	Age	Term of Office	Position

John E. Salamon	59	Directorship subject to	President, Secretary, Treasurer
		annual election by	and sole Director
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

     Aside from Mr. Salamon, there are no other persons whose activities will be material to the operations of the Company at this time. Mr. Salamon is the sole “promoter” of the Company as such term is defined under the Act. However as finances allow, the Company will engage management and other personnel as required in such areas as finance, administration, sales and marketing, research and development, and overall management of the Company.

     Mr. Salamon has not earned any material compensation from employment or self-employment during the past five years.

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

     All shares of Common Stock have equal voting rights and, when validly issued and outstanding, have one vote per share in all matters to be voted upon by the stockholders. A majority vote is required on all corporate action. Cumulative voting in the election of directors is not allowed, which means that the holders of more than 50% of the outstanding shares can elect all the directors as they chose to do so and, in such event, the holders of the remaining shares will not be able to elect any directors. The shares of Common Stock have no preemptive, subscription, conversion or redemption rights and can only be issued as fully paid and non assessable shares. Upon liquidation, dissolution or winding-up of the Company, the holders of Common Stock are entitled to receive a pro rata of the assets of the Company which are legally available for distribution to stockholders.

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

Item 4. Recent Sales of Unregistered Securities.

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

     On April 27, 2001, the Company issued 500,000 shares of the Company's Common Stock with a value of $0.001 per share or $500 to White & Lee Investments, LP, an investment vehicle controlled by White & Lee LLP, former legal counsel to the Company, as founders shares.

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

     Subsequent to December 31, 2003, no additional shares have been issued.

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

SALAMON GROUP, INC.

Dated: July 5, 2005	By:	/s/ John E. Salamon

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