Form 10QSB
period 2005-06-30
SALAMON GROUP INC
filed 2005-08-18
CIK 1274211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 8,962,820 as of June 30, 2005.

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

Salamon Group, Inc.
(A Development Stage Company)
Financial Statements
June 30, 2005
(U.S. Dollars)
(Unaudited)

SALAMON GROUP, INC. (A Development Stage Company) BALANCE SHEETS (Expressed in U.S. dollars)

	June 30,	December 31,
	2005	2004
	$	$
	(unaudited)	(audited)
ASSETS
Current
Cash	19	5

Total Current Assets	19	5
Property and equipment (Note 3)	604	1,678

Total Assets	623	1,683
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current
Accounts payable	14,609	4,458
Due to related party (Note 6)	39,273	12,258
Total Current Liabilities	53,882	16,716
Contingencies and Commitments (Notes 1 and 4)
Subsequent Events (Note 7)
Stockholders' Deficit
Capital stock (Note 5)
Authorized
10,000,000 of preferred shares
40,000,000 of voting common shares
Issued and outstanding
8,962,820 common shares	8,963	8,963
Additional paid-in capital	120,816	120,816
Deficit, accumulated during the development stage	(183,038)	(144,812)
Total Stockholders' Equity (Deficit)	(53,259)	(15,033)
Total Liabilities and Stockholders' Deficit	623	1,683

On behalf of the Board:

/s/ John E. Salamon             Director

The accompanying notes are an integral part of these financial statements
F–1

SALAMON GROUP, INC. (A Development Stage Company) STATEMENTS OF OPERATIONS (unaudited) (Expressed in U.S dollars)

			Accumulated from
			April 27, 2001
	Six Months Ended		(Inception) to
	June 30,		June 30,
	2005	2004	2005
	$	$	$

GENERAL AND ADMINISTRATIVE
Amortization of intangible asset	–	–	55,000
Amortization of property and equipment	-	248	3,911
Consulting and technical services	–	–	12,064
Foreign exchange	274	799	2,805
Interest and bank charges	39	57	411
Office and miscellaneous	630	606	8,195
Professional fees	5,322	1,985	56,225
Telephone	1,708	1,512	11,424
Transfer agent and filing fees	4,096	494	7,380
Travel and entertainment	826	1,934	25,613
Net Loss for the Period	(12,895)	(7,635)	(183,038)

Loss per share – Basic	(0.00)	(0.00)

Weighted Average Shares Outstanding	8,962,820	8,962,820

The accompanying notes are an integral part of these financial statements
F–2

SALAMON GROUP, INC. (A Development Stage Company) STATEMENTS OF CASH FLOWS (unaudited) (Expressed in U.S dollars)

	Six Months Ended
	June 30,
	2005	2004
	$	$
Cash flows from operating activities
Net loss for the period	(12,895)	(7,635)
Adjustments to reconcile loss to net cash used by operating activities:

Amortization of property and equipment	-	248

	(12,895)	(7,387)
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	653	(5,755)
	(12,242)	(13,142)
Cash flows from investing activities	–	–
Cash flows from financing activities
Advances from (to) related parties	12,231	13,145
Issue of share capital for cash	–	–
	12,231	13,145
Increase (decrease) in cash and cash equivalents	(11)	3
Cash, beginning of period	28	2
Cash, end of period	19	5
Non-cash Financing Activity
Shares issued for services and other expenses	–	–
Supplemental Disclosures
Interest paid	–	–
Income tax paid	–	–

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

In a development stage company, management devotes most of its activities in investigating business opportunities and further advancing its technologies. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or attain profitable operations. There is no guarantee that the Company will be able to complete any of the above objectives. At June 30, 2005, the Company had a working capital deficit of $53,240 and an accumulated deficit of $183,038. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

(d)	On July 5, 2001, 5,000,000 shares with a value of $0.001 per share were issued to acquire a license (see Note 4).

(e)	As at June 30, 2005, there are no preferred shares issued and outstanding.

5.	Related Party Transactions

(a)	Amounts owing to or from Space Globe are unsecured, non-interest bearing and are due on demand. Space Globe is related to the Company by way of a director and shareholder in common.

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

For the period from inception (April 27, 2001) through June 30, 2005, the Company had no revenue from operations and accumulated operating expenses amounted to $183,038.

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

Financial Condition, Capital Resources and Liquidity

At June 30, 2005, the Company had assets totaling $614 and current liabilities of $48,950 attributable to unpaid Space Globe Technologies license fees, audit fees and general operating expenses. Since the Company's inception, it has received $129,779 in cash and services contributed as consideration for the issuance of shares of Common Stock.

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

Net Operating Losses

As of June 30, 2005, the Company has a net operating loss carry forward of approximately $183,038.

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

Business Development.

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

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise during the quarterly period ended June 30, 2005.

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

(b) Holders.

As of June 30, 2005, the Company had 41 shareholders of record of its 8,962,820 outstanding shares of Common Stock.

(c) Dividends.

The Company has never paid or declared any dividends on its Common Stock and does not anticipate paying cash dividends in the foreseeable future.

Item 6. Exhibits and Reports on Form 8-K

The following exhibits are filed with the Form 10-QSB:

31.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for CEO.

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for CFO.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 18, 2005

Salamon Group, Inc.

By: /s/ John E. Salamon
       John E. Salamon, President