Form 10QSB
period 2005-09-30
SALAMON GROUP INC
filed 2005-11-03
CIK 1274211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 8,962,820 as of September 30, 2005.

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

Salamon Group, Inc.
(A Development Stage Company)
Financial Statements
September 30, 2005
(U.S. Dollars)
(Unaudited)

SALAMON GROUP, INC.
(A Development Stage Company)
BALANCE SHEETS
(Expressed in U.S. dollars)

	September 30,	December 31,
	2005	2004
	$	$
	(unaudited)	(audited)

ASSETS

Current

Cash	43	5

Total Current Assets	43	5

Property and equipment (Note 3)	604	1,678

Total Assets	647	1,683

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current
Accounts payable	20,849	4,458
Due to related party (Note 6)	42,421	12,258

Total Current Liabilities	63,270	16,716

Contingencies and Commitments (Notes 1 and 4)
Subsequent Events (Note 7)

Stockholders' Deficit

Capital stock (Note 5)

Authorized

10,000,000 of preferred shares
40,000,000 of voting common shares

Issued and outstanding

8,962,820 common shares	8,963	8,963

Additional paid-in capital	120,816	120,816

Deficit, accumulated during the development stage	(192,402)	(144,812)

Total Stockholders' Equity (Deficit)	(62,623)	(15,033)

Total Liabilities and Stockholders' Deficit	647	1,683

On behalf of the Board:

Director

The accompanying notes are an integral part of these financial statements
F–1

SALAMON GROUP, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(unaudited)
(Expressed in U.S dollars)

			Accumulated from
			April 27, 2001
	Nine Months Ended		(Inception) to
	September 30,		September 30,
	2005	2004	2005
	$	$	$
GENERAL AND ADMINISTRATIVE

Amortization of intangible asset	–	–	55,000
Amortization of property and equipment	-	372	3,911
Consulting and technical services	–	–	12,064
Foreign exchange	310	1,283	2,841
Interest and bank charges	60	63	432
Office and miscellaneous	1,235	1,293	8,800
Professional fees	12,153	4,735	63,056
Telephone	2,251	3,085	11,967
Transfer agent and filing fees	5,050	694	8,344
Travel and entertainment	1,230	6,818	25,987

Net Loss for the Period	(22,259)	(18,343)	(192,402)

Loss per share – Basic	(0.00)	(0.00)

Weighted Average Shares Outstanding	8,962,820	8,,962,820

The accompanying notes are an integral part of these financial statements
F–2

SALAMON GROUP, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(unaudited)
(Expressed in U.S dollars)

	Nine Months Ended
	September 30,
	2005	2004
	$	$

Cash flows from operating activities

Net loss for the period	(22,259)	(7,635)

Adjustments to reconcile loss to net cash used by operating activities:

Amortization of property and equipment	-	248

	(22,259)	(7,387)
Changes in operating assets and liabilities:

Increase (decrease) in accounts payable	653	(5,755)

	(12,242)	(13,142)

Cash flows from investing activities	–	–

Cash flows from financing activities

Advances from (to) related parties	12,231	13,145
Issue of share capital for cash	–	–
	12,231	13,145

Increase (decrease) in cash and cash equivalents	(11)	3

Cash, beginning of period	28	2

Cash, end of period	19	5

Non-cash Financing Activity

Shares issued for services and other expenses	–	–

Supplemental Disclosures

Interest paid	–	–
Income tax paid	–	–

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

In a development stage company, management devotes most of its activities in investigating business opportunities and further advancing its technologies. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or attain profitable operations. There is no guarantee that the Company will be able to complete any of the above objectives. At September 30, 2005, the Company had a working capital deficit of $53,240 and an accumulated deficit of $192,402. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2005, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

	(d)	On July 5, 2001, 5,000,000 shares with a value of $0.001 per share were issued to acquire a license (see Note 4).

	(e)	As at September 30, 2005, there are no preferred shares issued and outstanding.

5.	Related Party Transactions

	(a)	Amounts owing to or from Space Globe are unsecured, non-interest bearing and are due on demand. Space Globe is related to the Company by way of a director and shareholder in common.

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

For the period from inception (April 27, 2001) through September 30, 2005, the Company had no revenue from operations and accumulated operating expenses amounted to $192,402.

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

Financial Condition, Capital Resources and Liquidity

At September 30, 2005, the Company had assets totaling $614 and current liabilities of $48,950 attributable to unpaid Space Globe Technologies license fees, audit fees and general operating expenses. Since the Company's inception, it has received $129,779 in cash and services contributed as consideration for the issuance of shares of Common Stock.

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

Net Operating Losses

As of September 30, 2005, the Company has a net operating loss carry forward of approximately $183,038.

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

None

Item 3.         Defaults Upon Senior Securities

None

Item 4.         Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise during the quarterly period ended September 30, 2005.

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

(b) Holders.

As of September 30, 2005, the Company had 41 shareholders of record of its 8,962,820 outstanding shares of Common Stock.

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

Date: November 1, 2005

Salamon Group, Inc.

By: /s/ John E. Salamon
      John E. Salamon, President