Form 10KSB/A
period 2004-12-31
SALAMON GROUP INC
filed 2005-11-10
CIK 1274211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
Amendment No. 3

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
FORM 10-KSB
TABLE OF CONTENTS

PART I

i

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

              Since its inception the Company has been involved in organizational and fund raising activities and the licensing, subsequent acquisition and further development of certain electrical generator technology from Space Globe Technologies Ltd., a private British Columbia, Canada corporation (“Space Globe Technologies”), founded and organized also by John Salamon, founder, president and sole director of Salamon Group, Inc. Space Globe Technologies was founded for the purpose of developing technologies and concepts in the field of “Alternative Energy Sources”. Alternative Energy Sources are those which are not supplied by the burning of fossil fuels or the splitting of atoms. Some of the alternative energy sources include solar energy, wind power, geothermal, tides and hydro power. Space Globe Technologies was incorporated in the Province of British Columbia, Canada in 1998 by John Salamon, the principal and sole shareholder of Space Globe Technologies. It was initially established as a management/consulting company and in which to develop ideas and concepts for power generation. The assets at present consist of a vehicle, office equipment and investments in Salamon group. Its current operation consists mainly of securing private investment capital to assist in funding the operations and growth of Salamon Group. From 1999 to 2001 Space Globe and Mr. Salamon developed the concept and design of an Electrical Power Generator (“EPG”) for home and office use and for emergency power backup situations. Mr. Salamon filed a patent application in Canada on September 4, 2001 for protection of the design of the EPG.

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

              On July 5, 2001, the Company entered into a Technology License Agreement with Space Globe Technologies whereby the Company agreed to pay $50,000 cash and issued 5,000,000 shares of Common Stock to Space Globe Technologies as license fees for the technology related to the EPG. The cost of the license was determined to be at an estimated cost of research and development time and materials expended by Space Globe for the development of the EPG. The 5,000,000 shares issued in connection with such Technology License Agreement were issued pursuant to Section 4(2) of the Act at their par value of $0.001 each and the cash was subsequently paid from proceeds of private placements in Salamon Group.

              In January, 2005, Space Globe Technologies and Salamon Group replaced the license agreement with an agreement which transferred 100% ownership of and rights to the technology were transferred from Space Globe Technologies to Salamon Group for no additional compensation. John Salamon also assigned all rights to the patent pending to Salamon Group.

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

              The Company intends to offer additional securities under Rule 506 and Regulation S to fund its short and medium term expansion plans. (See Part I, Item 1. “Description of Business -(b) Business of Registrant.”)

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

              During operation of the device, a control system that is powered by the secondary 12V battery, monitors the primary battery voltage. When the primary battery voltage drops below a setpoint voltage, the control system starts the electric motor, which in turn drives an alternator/generator that recharges the primary battery. The alternator/generator produces AC voltage which is converted to DC voltage and regulated through a regulator system. The regulator system includes an isolator which directs the power from the regulator system into the primary battery allowing the primary battery to be recharged, but the isolator prevents the direct connection of both batteries. When the primary battery voltage reaches an upper setpoint voltage, the control system will disable the electric motor and the recharging of the primary battery will cease. The cycle will repeat itself again when the primary battery voltage is below the lower setpoint voltage.

              Salamon Group has not yet tested the EPG to determine how long it can supply power before both batteries become depleted. A connection to an external power supply is provided so that the secondary battery can be recharged if for some reason, such as long dormant storage periods, both batteries become completely depleted. The external power supply is a power supply that converts household current to 12 VDC. For example, this type of power supply could be a wall transformer type that converts 115 VAC to 12 VDC.

              The performance of the EPG is relative to the size of the inverter and the number of batteries. For example, a 300 watt inverter can be used to power a TV, laptop computer or a lamp, among other things. The proof-of-concept model EPG is 115 VAC and 300 watts with a 12 VDC outlet. The charging cycle is relative to the load on the inverter. The greater the load, the faster the main battery depletes. The typical “midsize” EPG requires no venting as it uses sealed batteries and creates a negligible amount of heat. When charging, it produces a noise level similar to that of a turntable style microwave. Because there are no emissions of any sort, the EPG can be used indoors as opposed to fuel powered generators which can only be used outdoors. All components of the EPG are CSA approved in Canada. All licensees will be in compliance with Canadian standards and will be required to comply with standards of the USA and other countries prior to distributing the EPG in those countries.

              The EPG can be used as emergency back-up power for the homeowner in the event of a power failure. It can also be used to power small appliances/devices in portable applications such as camping or in a remote cottage setting. It can also power communication equipment during disaster relief efforts. Any number of devices can run from the EPG as long as the combined power of the devices do not exceed the maximum power of the inverter. For example, if a lamp uses 60W and the inverter is rated at 300W maximum, 5 lamps can be run. If a TV at 160W is to be powered, and a DVD player at 15W, then only two 60W lamps may be powered. It is not currently known how long the EPG may run devices until both batteries are depleted. This will be determined only when the working model described below has undergone extensive testing.

Proof-of-Concept and Working Models

              A prototype was built by Space Globe in 2002 and was provided to Salamon Group for further development. In 2004, Salamon Group completed construction of a proof-of-concept model which is now available for demonstration to potential licensees. The encasement of the model measures 18”L x 11”W x 10.5”H and weighs approximately 60 pounds with all the components in it. The primary battery is a sealed deep cycle battery rated at 33AH with output voltage of 12 VDC and weighs 25 pounds. The secondary battery is also a sealed deep cycle unit with output voltage of 12 VDC and weighs 9 pounds.

The recharging voltage for both batteries is in the 14.4V to 14.6V range. The charge level is determined by the non-charging/non-discharging voltage of the battery with 12.80V being a full charge, 12.30V a half charge and 11.80V being fully discharged. The proof-of-concept model does not have the automated control system. The model was used for the battery testing.

The following are the detailed specifications of the proof-of-concept model:

Battery and Alternator Specifications:

Primary Battery:

12 Volt/33 Ampere Valve Regulated Lead-Acid Battery

a) Ampere Hour Capacity to 1.75 Volts per Cell @77F:

Discharge in Hours	Amp-Hr Capacity
1.00	23.5
2.00	25.9
3.00	27.2
4.00	28.1
5.00	29.0
6.00	29.7
7.00	30.2
8.00	30.5
10.00	31.0
12.00	31.5
20.00	33.0
24.00	33.1
72.00	33.8
100.00	34.4

b) Specifications:

BCI Group Size	U1
Cells per unit	6
Full Charge OCV	12.84
Electrolyte	Absorbed H2SO4
Max Discharge Current	600 Amps @ 0.1 sec
Short Circuit Current	2150 Amps
Ohms Imped 60 Hz	0.007 Ohms

c) Discharge Ratings (in amps) at Constant Discharge Time (in hours)

End Point Volts/Cell	.083	10.0	100.00
1.90	87.0	2.73	0.30
1.85	101.0	2.90	0.33
1.80	113.0	3.02	0.34
1.75	121.0	3.10	0.34

d) Capacity

29.0	Ah @ 5Hr rate to 1.75 volts per cell @ 77`F
33.0	Ah @ 20 hr rate to1.75 volts per cell 2 77`F
29.6	Ah @ 10 hr rate to 1.80 volts per cell @ 68` F

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

Secondary Battery:

              12 Volt 18 AH Sealed Lead Acid
              Recharging specs are similar to the Main battery above.

Alternator Specs:

Speed:	1300-6000 RPM
Charging capacity:	15-16.5A @ 14V @5000RPM
Output Current Vs. Speed:	~0A @1000RPM
~3A @2000RPM
9.5-10.5A@3000RPM
13-14A @4000 RPM

              The Company has now developed and completed the assembly of a working model, which contains a bigger battery.

The following are the specifications of the working model:

Battery and Alternator Specifications:

Primary Battery:

12 Volt 50 AH Deep-Cycle Sealed Lead-Acid Battery

Secondary Battery:

12 Volt 18 AH Sealed Lead Acid Battery

Alternator Specs:

Speed:	1300-6000 RPM
Charging capacity:	15-16.5A @ 14V @5000RPM
Output Current Vs. Speed:	~0A @1000RPM
~3A @2000RPM
9.5-10.5A@3000RPM
13-14A @4000 RPM

              The working model will require further testing to ensure that the control system is working as expected, to test the life of the batteries, and to determine if any component parts need to be upgraded. If required for further testing of the working model, the Company may engage an independent consulting engineer, subject to obtaining the necessary capital. To date, no independent evaluations have been done.

Technical Limitations:

              The technical limitations of the EPG are related to the recharging of the primary battery. The alternator should be large enough to recharge the primary battery while the inverter is under full load. If the alternator is not rated to output more power than the inverter can draw, then eventually the primary battery will be totally depleted and the inverter will cease to produce power. When there is no more load on the primary battery, it can be recharged again for future use.

              The actual length of time that the EPG can provide power without completely depleting both batteries will not be known without extensive testing. If the EPG has sat dormant for a long time and both batteries have become depleted, then an external power source can be used to recharge the secondary battery. The external power supply is a power supply that converts household current to 12 VDC. For example, this type of power supply could be a wall transformer type that converts 115 VAC to 12 VDC. As a result of these technical limitations, the EPG’s utility may be restricted to providing power for only smaller appliances, which reduce its commercial appeal.

Regulatory Approvals

              This electrical device is made up of various parts, as outlined very carefully in the schematic drawings. Each and every electrical component contained within the research models have already been approved in Canada under a set of rules called “CSA”. The inverters, control mechanisms, batteries, and all other component parts have been CSA approved. By extension, all working models, as well as future commercial units, must contain only CSA approved electrical components, if manufactured and/or sold within Canada. Further, any licensee, legally licensed by the Salamon Group to manufacture within the United States of America, must comply with any and all USA government rules covering the manufacturing of electrical devices with the USA. A minimum requirement would involve the manufacturer satisfying rules set down under the set of regulations called “UL”. All completed units would have to be labeled –“UL Approved”. Salamon Group intends to pursue arrangements whereby independent manufacturers will, under license obligations to the Salamon Group, manufacture and be prime distributors of the product. Due to the nature of the EPG, any manufacturer must comply with CSA regulations.

              CSA Certification guidelines require a completed unit to be included with the CSA Certification application process to satisfy safety testing requirements. The Company will submit all applications for approvals and to pay all associated costs.

Patent Pending

              A Patent application (2,357,766) was filed in Canada by John Salamon on September 4, 2001. The key element of the Patent application includes the unique assembly of the component parts. The application is “pending” and will be examined when formally requested by Salamon Group. It is anticipated that such request will be made within the next 12 months. The Company intends to apply for Patents in the US and other countries as soon as financially possible at a cost of approximately $20,000. The Company feels it is necessary to file a Patent application in the United States as this will be one of its largest markets.

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

Manufacturing

              At this time, the Company is attempting to secure licensees who will be granted the rights to commercially produce, manufacture, market and sell the product worldwide. The Company will provide the technological design to the licensee(s) for their use in producing the product. If licensees cannot be arranged, the Company will seek financing to manufacture the EPG itself. As yet, neither licensees nor suppliers of the component parts of the EPG have been secured or arranged.

Sales and Marketing

              In spring 2005, the Company had entered into negotiations to license the world-wide marketing rights for the EPG for a 5 year period to a marketing company based in Calgary, Alberta, Canada. The Company determined that the marketing company was not suitable as a licensee and no formal license agreement was reached between the parties.

              The Company is seeking other potential qualified licensees, which will be granted the right to manufacture, market and sell the EPG. A qualified licensee will have a successful experience in marketing electronic devices, and will have knowledge of both sales strategies and electronic technology. Furthermore, a qualified licensee will have the network to place the EPG in appropriate large chain stores.

              We believe that prospective licensees would not make an issued patent a precondition for any license payments. There are many products and devices on the market that have only ‘patent pending’ status. Having a patent pending does afford the applicant certain protections. If the licensee believes that the particular product has a competitive advantage in the marketplace and has a good prospect for sales to consumers, we believe the licensee will not be deterred by the fact that the patent has not yet issued in respect of the EPG. An example of a similar product with patent pending is the power pack sold under the label “Motor Master” in the Canadian Tire chain stores.

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

Research and Development

              Until the Company can secure a qualified licensee, all further development, testing and commercialization of the EPG will be completed by the Company, subject to obtaining the necessary financing. Upon securing a qualified licensee, any further research, development and commercialization of the EPG and all related costs will be the responsibility of the licensee.

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

Funding

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

              Due to the limited capital available to the Company, the principal risks during this phase are that the Company is dependent upon Mr. Salamon's efforts and the unproven nature of the Technology, the Company may not be able to develop a commercially viable electrical generator technology, and that the Company may not be able to generate sufficient sales revenues to sustain the business. (See Part I, Item 1. “Description of Business - (b) Business of Registrant -Risk Factors.”)

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

              Even if the Company is successful at raising this additional money, there can be no assurance that a commercially viable EPG will be developed or the sales revenues generated from such product will be sufficient to establish a viable business. Furthermore, the Company may face unforeseen costs associated with developing and marketing the EPG. The Company will still be largely dependent upon Mr. Salamon's ability to attract development partners. Although the Company believes the $200,000 is sufficient to cover operations for the projected period, there can be no assurance that such funding can cover the additional risks associated with expansion. (See Part I, Item 1. “Description of Business - (b) Business of Registrant - Risk Factors.”)

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

              There are many portable products similar to the EPG available on the market, including gasoline and diesel powered generators, and battery/inverter types of portable power sources. The Company currently sees its fiercest competition coming from manufacturers of portable gasoline powered generators, including such major market participants as American Honda Motor Co., Inc., Coleman Powermate, Inc. and Generac Power Systems, Inc.

              The main advantages of the EPG over a gas or diesel powered generator are that unlike fuel-powered generators, the EPG can be used indoors because of its size, it has negligible noise level and it does not emit any exhaust. The EPG can be used indoors, for example, as emergency back-up power for the homeowner. Another significant advantage of the EPG is that no dangerous flammable fuel is required.

              While the EPG is designed to recharge the primary battery to prolong the availability of power, the extent to which the EPG can provide prolonged availability of power will not be known without extensive testing. The ‘battery/inverter’ systems that are currently on the market must be recharged with an external source such as a wall transformer or solar panel before they can be used again after the battery is depleted. Until further testing of the EPG is completed, it is not known whether its performance is even equivalent to existing battery inverter products.

              Gasoline generators are more expensive than the EPG. The prices of gasoline generators vary depending on the size. Gasoline generators in the 900W to 1500W range are priced in thr range of $475 to $525. The anticipated retail cost of the EPG will be in the low hundreds of dollars. The anticipated cost of the EPG will be greater than the battery/inverter units, but will be still be affordable to the consumer in the non-specialized retail market. The physical size of the EPG needs to be larger than the battery/inverter system in order to accommodate the control system, the electric motor, the alternator and the secondary battery.. With a battery/inverter only system, once the battery is depleted, the battery needs to be recharged before it can be used again. While the EPG is designed to recharge the primary battery when it depletes, so that the length of time that power can be provided by the EPG may be increased in comparison to existing battery inverter products, Salamon Group has not yet tested the EPG to determine how long the EPG can supply power before both the primary and the secondary batteries become depleted.

              The Company intends to focus primarily on the large “indoor” market for homes, offices, recreational vehicles, cottages, small warehouses, storage units, etc. We believe that the EPG will be readily accepted in the market place because it is portable, compact, price competitive, and does not require fuelling. Our licensees will be soliciting some of the big retailers such as Wal-Mart, Zellers, Home Depot, Sears and Canadian Tire.

Risk Factors

              Before making an investment decision, prospective investors in the Company's Common Stock should carefully consider, along with other matters referred to herein, the following risk factors inherent in and affecting the business of the Company.

              1. Development Stage Company. Salamon Group was organized on April 27, 2001, and accordingly, is in the early form of its development stage and must be considered promotional. Management's efforts, since inception, have been allocated primarily to organizational and fund raising activities and completing a working model of the EPG. The ability of the Company to establish itself as a going concern is dependent upon the receipt of additional funds from operations or other sources to continue those activities. Potential investors should be aware of the difficulties normally encountered by a new enterprise in its development stage, including under-capitalization, cash shortages, limitations with respect to personnel, technological, financial and other resources and lack of a licensee base and market recognition. The likelihood that the Company will succeed must be considered in light of the problems, expenses and delays frequently encountered in connection with the competitive environment in which the Company will operate. The Company's success depends to a large extent on Mr. Salamon's abilities and effectiveness in successfully building a large and profitable licensee base. There is no guarantee that the Company's proposed activities will attain the level of recognition and acceptance necessary for the Company to become viable. There is intense competition in the marketplace, several competitors are large public companies which are already positioned in the business and which are better financed than the Company. There is no guarantee that the patent pending in Canada and the patent application to be filed in the US will completely deter anyone from copying the concept and design of the EPG. This could adversely impact on the success of the market of licenses. There can be no assurance that the Company, with its very limited capitalization, will be able to compete with these companies and achieve profitability. (See Part I, Item 1. “Description of Business.”)

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

              3. Minimal Working Capital and Net Worth. As of December 31, 2003, the Company had cash and cash equivalent assets of $2 and a working capital deficit of $9,324. On that date, the Company had a negative net worth of ($7,398), consisting principally of Paid in Capital of $129,779, less the Space Globe Technologies license fee and accrued expenses. Salamon Group's working capital is presently minimal and there can be no assurance that the Company's financial condition will improve. The Company is expected to continue to have minimal working capital or a working capital deficit as a result of current liabilities. Even though management believes, without assurance, that it will obtain sufficient capital with which to implement its business plan on a limited scale, the Company is not expected to continue in operation after twelve (12) months without an infusion of capital. In order to obtain additional equity financing, management may be required to dilute the interest of existing shareholders or forego a substantial portion of its revenues, if any. (See Part I, Item 1. “Description of Business”)

              4. Need for Additional Capital. Going Concern Qualification Expressed by Auditor.Without an infusion of capital or profits from operations, the Company is not expected to continue in operation after the expiration of the period of twelve (12) months from the date hereof. Accordingly, the Company is not expected to become a viable business entity unless additional equity and/or debt financing is obtained. Salamon Group's independent certified public accountant has expressed this as a “going concern” qualification on the Company's financial statements. The Company does not anticipate the receipt of operating revenues until management successfully implements its business plan, which is not assured. Further, Salamon Group may incur significant unanticipated expenditures which will deplete its capital at a more rapid rate because of among other things, the development stage of its business, its limited personnel and other resources and its lack of clients and market recognition.

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

There can be no assurance that the debt and/or equity financing, which is expected to be required by the Company in order for Salamon Group to continue in business after the expiration of the next twelve (12) months, will be available. The Company has no customers or licensees presently and there can be no assurance that it will be successful in obtaining customers or licensees. As well, the marketability of licenses may be adversely impacted because the Company has limited patent protection on the EPG product. Management believes that the Company must, in order to survive, ultimately generate a large dollar amount of sales and license revenues from a high number of customers and licensees. The Company could be expected to experience substantial difficulty in attracting the high volume of customers and licensees. (See Part I, Item 1. “Description of Business, - (b) Business of Registrant - Business Strategy; and - Sales and Marketing.”)

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

              16. Patent Pending and Absence of a Patent. The absence of an issued patent could have an adverse affect on the ability of the Company to secure manufacturing and marketing licensees. Potential licensees may be unwilling to pay to license technology that is not patented or for which a patent will not be granted.

              17. Technical Limitations. The performance limitations of the EPG are related to the capacity of the batteries. If a small capacity battery is used with a heavy load, the batteries will deplete sooner than if used with a lighter load. If the primary battery is being drained faster than the generator can recharge the battery, then the entire system will eventually cease working and the battery would have to be re-charged from an outside source. An external power supply for the EPG may also be needed in the event that both the primary and secondary batteries become completely depleted after a long period of dormant storage. This limits the EPG’s utility to providing power for smaller appliances and thus puts some limitations on its commercial appeal. Salamon Group has not yet tested the EPG to determine how long it can supply power before both batteries become depleted.

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

Item 5. Directors, Executive Officers, Promoters and Control Persons

Executive Officers and Directors

              Set forth below are the names, ages, terms of office and positions with the Company of the executive officers and directors of the Company.

Name	Age	Term of Office	Position

John E. Salamon	58	Directorship subject to	President, Secretary,
		annual election by	Treasurer and sole Director
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

SALAMON GROUP, INC.

Dated: November 8, 2005	By:	/s/ John E. Salamon

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