Form 10KSB
period 2005-12-31
SALAMON GROUP INC
filed 2006-04-18
CIK 1274211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange
Act during the past 12 months (or for such shorter period that the registrant was required to file such
reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [           ]

     Check if there is no disclosure of delinquent files in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB. [           ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [           ] No [ x ]

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 8,962,820 as of December 31, 2005.

Copies of Communications Sent to:

Claudia Losie
Boughton Law Corporation
595 Burrard Street, Suite 1000
Vancouver, British Columbia
Canada, V7X 1S8
Tel: (604) 647-4149 Fax: (604) 683-5317

SALAMON GROUP, INC.
FORM 10-KSB
TABLE OF CONTENTS

PART I

Item 1.	Description of Business		1

		(a) Business Development	1
		(b) Business of Registrant	2

	General		2
	Technology/Product		3
	Proof-of-Concept and Working Models		3
	Regulatory Approvals		7
	Patent Pending		7
	Manufacturing		7
	Sales and Marketing		8
	Management		8
	Research and Development		8
	Facilities		9
	Funding		9
	Business Strategy		11
	Competition		11
	Risk Factors		12

	1.	Development Stage Company	12
	2.	No Operating History, Revenues or Earnings	12
	3.	Minimal Working Capital and Net Worth	13
	4.	Need for Additional Capital: Going Concern Qualification Expressed by Auditor	13
	5.	Dependence on Management	13
	6.	No Existing Customer or Licensee Base	13
	7.	High Risks and Unforeseen Costs Associated with Salamon Group's Entry Into the Energy Generation Technology Industry	14
	8.	Competition	14
	9.	Absence of Public Market for Shares	14
	10.	No Dividends	14
	11.	No Cumulative Voting	14
	12.	Control by Existing Management and Stockholders	15
		Potential Anti-Takeover and Other Effects of Issuance of Preferred Stock May Be Detrimental to Common Shareholders	15
	14.	No Secondary Trading Exemption	15
	15.	Possible Adverse Effect of Penny Stock Regulations on Liquidity of Common Stock in any Secondary Market	15
	16.	Patent Pending and Absence of a Patent	16
	17.	Technical Limitations	16

Item 2.		Management's Discussion and Analysis or Plan of Operation	16

	Plan of Operations		16
	Financial Condition, Capital Resources and Liquidity		17
	Net Operating Losses		17
	Forward-Looking Statements		17
	Registration of Securities		18
	Blank Check Company		18

Item 3.	Description of Property	18

Item 4.	Security Ownership of Certain Beneficial Owners and Managers	18

Item 5.	Directors, Executive Officers, Promoters & Control Persons	19

	Executive Officers and Directors	19
	Significant Employees	20
	Family Relationships	20

Item 6.	Executive Compensation	20

	Compensation of Directors	21

Item 7.	Certain Relationships and Related Transactions	21

Item 8.	Description of Securities	21

Item 8A.	Controls and Procedures	22

	Preferred Stock	22
	Transfer Agent	22

	PART II

Item 1.	Market Price of and Dividends on the Registrant's Common Equity and Other Shareholder Matters	22

	(a) Market Information	22
	(b) Holders	22
	(c) Dividends	22

Item 2.	Legal Proceedings	23

Item 3.	Changes in and Disagreements with Accountants	23

Item 4.	Recent Sales of Unregistered Securities	23

Item 5.	Indemnification of Directors and Officers	24

PART I

Item 1. Description of Business.

          (a) Business Development.

          SALAMON GROUP, INC. (hereinafter referred to as the “Company” or “Salamon Group”) was organized under the laws of the State of Nevada on April 27, 2001. The Company is a developmental stage company organized by John E. Salamon, the President and Director of the Company. The Company’s aim is to develop, license and/or acquire certain electrical generator technologies which the Company believes to be proprietary. The Company's offices are presently located at 302-1028 Alberni Street, Vancouver, B.C., Canada, V6E 1A3 and its telephone number is (604) 408-3861. The Company’s Nevada registered agent is National Registered Agents, Inc. of NV, 1100 East William Street, Suite 207, Carson City, NV 89701.

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

          Since its inception the Company has been involved in organizational and fund raising activities and the licensing, subsequent acquisition and further development of certain electrical generator technology from Space Globe Technologies Ltd., a private British Columbia, Canada corporation (“Space Globe Technologies”), founded and organized also by John Salamon, founder, president and director of Salamon Group, Inc. Space Globe Technologies was founded for the purpose of developing technologies and concepts in the field of “Alternative Energy Sources”. Alternative Energy Sources are those which are not supplied by the burning of fossil fuels or the splitting of atoms. Some of the alternative energy sources include solar energy, wind power, geothermal, tides and hydro power. Space Globe Technologies was incorporated in the Province of British Columbia, Canada in 1998 by John Salamon, the principal and sole shareholder of Space Globe Technologies. It was initially established as a management/consulting company and in which to develop ideas and concepts for power generation. The assets at present consist of a vehicle, office equipment and investments in Salamon group. Its current operation consists mainly of securing private investment capital to assist in funding the operations and growth of Salamon Group. From 1999 to 2001 Space Globe and Mr. Salamon developed the concept and design of an Electrical Power Generator (“EPG”) for home and office use and for emergency power backup situations. Mr. Salamon filed a patent application in Canada on September 4, 2001 for protection of the design of the EPG.

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

          In addition to the foregoing issuances, from April 2001 through December 31, 2005, Salamon Group received gross proceeds of $124,779 (including $103,000 in cash and services valued at $21,779) from the sale of a total of 1,962,820 shares of Common Stock in an offering conducted pursuant to Section 4(2) of the Act and Regulation S. (See Part II, Item 4. “Recent Sales of Unregistered Securities). These offerings were made in the Provinces of British Columbia and Alberta, Canada.

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

Patent Pending

          A Patent application (2,357,766) was filed in Canada by John Salamon on September 4, 2001. The key element of the Patent application includes the unique assembly of the component parts. The application is “pending” and will be examined when formally requested by Salamon Group. It is anticipated that such request will be made within the next 12 months. The Company intends to apply for Patents in the US and other countries as soon as financially possible at a cost of approximately $20,000. The Company feels it is necessary to file a Patent application in the United States as this will be one of its largest markets. Request for examination of the Patent Application will be made by September 4, 2006.

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

Management

          At this time, the Company is solely managed by John Salamon. As finances allow, other personnel will be employed in various management capacities.

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

Funding

          The Company plans to raise approximately $200,000 during the next 12 months by way of private placements from relatives and business associates of John Salamon. As soon as possible, the Company will seek public trading status which will enable the Company to raise additional development and working capital. The funds will be used to secures license agreements, to continue research and development and for general working capital. The Company also plans to seek bank financing once licensees are secured.

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

          Gasoline generators are more expensive than the EPG. The prices of gasoline generators vary depending on the size. Gasoline generators in the 900W to 1500W range are priced in the range of $475 to $525. A small gasoline generator may weigh less than the EPG but the EPG will have lower operating and maintenance costs. The gas generator requires fuel to run and requires periodic maintenance, such as oil changes. The EPG will have very low maintenance and operating costs with only the batteries needing replacing after the useful lifetime of the batteries has expired and/or the alternator drive belt. The anticipated retail cost of the EPG will be in the low hundreds of dollars. The anticipated cost of the EPG will be greater than the battery/inverter units, but will be still be affordable to the consumer in the non-specialized retail market. The physical size of the EPG needs to be larger than the battery/inverter system in order to accommodate the control system, the electric motor, the alternator and the secondary battery. The maintenance costs of the battery/inverter only system will be less than the EPG, as the battery/inverter only system has only one battery and no drive belt. With a battery/inverter only system, once the battery is depleted, the battery needs to be recharged before it can be used again. While the EPG is designed to recharge the primary battery when it depletes, so that the length of time that power can be provided by the EPG may be increased in comparison to existing battery inverter products, Salamon Group has not yet tested the EPG to determine how long the EPG can supply power before both the primary and the secondary batteries become depleted. The useful life of the gas generator can be years with proper maintenance. The EPG can also last many years with only battery replacement required.

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

          3. Minimal Working Capital and Net Worth. As of December 31, 2005, the Company had cash and cash equivalent assets of $25 and a working capital deficit of $71,745. On that date, the Company had a negative net worth of ($71,466), consisting principally of Paid in Capital of $120,816, less the Space Globe Technologies license fee and accrued expenses. Salamon Group's working capital is presently minimal and there can be no assurance that the Company's financial condition will improve. The Company is expected to continue to have minimal working capital or a working capital deficit as a result of current liabilities. Even though management believes, without assurance, that it will obtain sufficient capital with which to implement its business plan on a limited scale, the Company is not expected to continue in operation after twelve (12) months without an infusion of capital. In order to obtain additional equity financing, management may be required to dilute the interest of existing shareholders or forego a substantial portion of its revenues, if any. (See Part I, Item 1. “Description of Business”)

          4. Need for Additional Capital. Going Concern Qualification Expressed by Auditor.Without an infusion of capital or profits from operations, the Company is not expected to continue in operation after the expiration of the period of twelve (12) months from the date hereof. Accordingly, the Company is not expected to become a viable business entity unless additional equity and/or debt financing is obtained. Salamon Group's independent certified public accountant has expressed this as a “going concern” qualification on the Company's financial statements. The Company does not anticipate the receipt of operating revenues until management successfully implements its business plan, which is not assured. Further, Salamon Group may incur significant unanticipated expenditures which will deplete its capital at a more rapid rate because of among other things, the development stage of its business, its limited personnel and other resources and its lack of clients and market recognition.

          5. Dependence on Management. The possible success of the Company is expected to be largely dependent on the continued services of Mr. Salamon. Mr. Salamon is expected to devote only such time and effort to the business and affairs of the Company as may be necessary to perform his responsibilities as the Company's sole executive officer. The loss of the services of Mr. Salamon could adversely affect the conduct of the Company's business and its prospects for the future. The Company presently holds no key-man life insurance on Mr. Salamon, and has no employment contract or other agreement. Mr. Salamon is to date the sole evaluator of the technical and commercial merits and performance of the EPG. As well, Mr. Salamon lacks prior experience in developing marketable products and managing business enterprises.

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

          12. Control by Existing Management and Stockholders. The present shareholders of the Company's Common Stock will, by virtue of their percentage share ownership and the lack of cumulative voting, be able to elect the entire Board of Directors, establish the Company's policies and generally direct its affairs. As well, John Salamon, an officer and director of the Company, controls a substantial majority of its outstanding common stock. Accordingly, persons investing in the Company's Common Stock will have no significant voice in Company management, and cannot be assured of ever having representation on the Board of Directors. (See Part I, Item 4. “Security Ownership of Certain Beneficial Owners and Management.”)

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

Item 2. Management's Discussion and Analysis or Plan of Operation.

Plan of Operations

          Since its inception, the Company has conducted no business operations except for organizational and capital raising activities and the completion of a working model of the Power generator. For the period from inception (April 27, 2001) through December 31, 2005, the Company had no revenue from operations and accumulated operating expenses amounted to $201,245. The Company proposes to aggressively compete in the alternative energy source technology market.

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

Financial Condition, Capital Resources and Liquidity

          At December 31, 2005, the Company had assets totaling $304 and current liabilities of $71,770. Since the Company's inception, it has received $129,779 in cash and services contributed as consideration for the issuance of shares of Common Stock.

          Salamon Group's working capital is presently minimal and there can be no assurance that the Company's financial condition will improve. The Company is expected to continue to have minimal working capital or a working capital deficit as a result of current liabilities. The Company, at inception, issued 1,500,000 shares of the Company's Common Stock to Mr. Salamon, the sole executive officer of Salamon Group, and 500,000 shares of the Company's Common Stock to White & Lee Investments, LP, an investment vehicle controlled by White & Lee LLP, legal counsel to the Company, as founders shares. From April 2001 through December 31, 2003, Salamon Group received gross proceeds of $124,279 (including $102,500 in cash and services valued at $21,779) from the sale of a total of 1,962,820 shares of Common Stock, $0.001 par value per share, in an offering conducted pursuant to Section 4(2) of the Act and Regulation S (See Part II, Item 4. “Recent Sales of Unregistered Securities). These offerings were made in the Provinces of British Columbia and Alberta, Canada. Mr. Salamon has been and remains solely responsible for identifying investors and completing all share sales. There are no existing agreements or arrangements with anyone else relating to future sales of additional securities. Even though management believes, without assurance, that it will obtain sufficient capital with which to implement its business plan on a limited scale, the Company is not expected to continue in operation without an infusion of capital. In order to obtain additional equity financing, management may be required to dilute the interest of existing shareholders or forego a substantial interest of its revenues, if any. (See Part I, Item 1. “Description of Business”; See Part I, Item 4. “Security Ownership of Certain Beneficial Owners and Management” and Part I, Item 7. “Certain Relationships and Related Transactions.”)

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

Net Operating Losses

          As of December 31, 2005, the Company has a net operating loss carry forward of $201,245.

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

Item 4. Security Ownership of Certain Beneficial Owners and Managers

          The following table sets forth information as of December 31, 2005 regarding the ownership of the Company's Common Stock by each shareholder known by the Company to be the beneficial owner of more than five per cent of its outstanding shares of Common Stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of Common Stock beneficially owned.

		Amount and
Title of	Name and Address of Beneficial	Nature of	Percent
Class	Owner	Beneficial Owner	of Class

Common	John E. Salamon	6,500,000[1]	72.5%
	302-1028 Alberni St.
	Vancouver, BC V6E 1A3
Common	Bruce Larway, Calgary, AB	530,464	5.9%
Common	White & Lee Investments	500,000[2]	5.6%
	545 Middlefield Road, Suite 250
	Menlo Park, California 94025

1 Mr. Salamon is the President and a Director of the Company. His beneficial ownership consists of 1,500,000 shares personally held by Mr. Salamon and 5,000,000 shares owned by Space Globe Technologies Ltd., a Canadian corporation wholly owned by John E. Salamon.

2 White & Lee Investments is an investment vehicle controlled by White & Lee LLP, former legal counsel to the Company.

Item 5. Directors, Executive Officers, Promoters and Control Persons

Executive Officers and Directors

          Set forth below are the names, ages, terms of office and positions with the Company of the executive officers and directors of the Company.

Name	Age	Term of Office	Position

John E. Salamon	60	Directorship subject to annual election by shareholders	President, Secretary,
			Treasurer and Director
Bruce Larway	53	1 year	Director

          All directors hold office until the next annual meeting of the Company's shareholders and until their successors have been elected and qualify. Officers serve at the pleasure of the Board of Director. The directors will devote such time and effort to the business and affairs of the Company as may be necessary to perform their responsibilities.

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

Item 6. Executive Compensation:

          The Company, in consideration for $1,500 cash, issued to Mr. Salamon, the Company's executive officer, 1,500,000 shares of restricted Common Stock. Except for the above-described compensation, it is not anticipated that any executive officer of the Company will receive any cash or non-cash compensation for his or her services in all capacities to the Company until such time as the Company commences business operations. At such time as Salamon Group commences operations, it is expected that the Board of Directors will approve the payment of salaries in a reasonable amount to each of its officers for their services in the positions. At such time, the Board of Directors may, in its discretion, approve the payment of additional cash or non-cash compensation to the foregoing for their services to the Company.

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

Item 8A. Controls and Procedures

          Management, including our Chief Executive Officer has established and is currently maintaining disclosure controls and procedures and internal control over financial reporting for our Company. Our Chief Executive Officer has evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the fiscal year ended December 31, 2005. Based on that evaluation, the Chief Executive Officer has concluded that these disclosure controls and procedures are effective for gathering, communicating to management, analyzing, and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934. There were no changes in our internal control over financial reporting during the year ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Preferred Stock

          The Company is authorized to issue 10,000,000 shares of Preferred Stock, $0.001 par value. Currently there are no issued and outstanding preferred shares of the Company as of December 31, 2005.

Transfer Agent

          The transfer agent for the Common Stock is Signature Stock Transfer, Inc., 2301 Ohio Drive, Suite #100, Plano, Texas 75093. Tel: 972-612-4120, Fax: 972-612-4122. Co. # 0863. CUSIP Number 793893 10 8.

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

          (b) Holders.

          As of December 31, 2005, the Company had 41 shareholders of record of its 8,962,820 outstanding shares of Common Stock.

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

          Subsequent to December 31, 2005, no additional shares have been issued.

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

Exhibit No.	Description

2.1	Articles of Incorporation	(1)

2.2	Bylaws	(1)

2.3	Initial List of Officers, Directors and Registered Agent	(1)

6.1	Technology License Agreement with Space Globe Technologies, Ltd.	(1)

7.1	Filings for Canadian Patent Application No. 2,357,766	(1)

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act	(2)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	(2)

(1)	Previously filed in the Registration Statement on Form 10-SB of Salamon Group, Inc. (File No. 000- 50530).
(2)	Filed herewith.

SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SALAMON GROUP, INC.

Dated: April 17, 2006	By:	/s/ John E. Salamon
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

SALAMON GROUP, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

11th floor, 1050 West Pender Street, Vancouver,
BC, Canada V6E 3S7

Tel: 604. 714. 3600 Fax: 604. 714. 3669
Web: manningelliott.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
of Salamon Group, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Salamon Group, Inc. (A Development Stage Company) as of December 31, 2005 and 2004 and the related statements of operations, stockholders’ deficit and cash flows for the period from April 27, 2001 (Inception) to December 31, 2005 and the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of Salamon Group, Inc. (A Development Stage Company), as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the period from April 27, 2001 (Inception) to December 31, 2005 and the years ended December 31, 2005 and 2004, in conformity with generally accepted accounting principles used in the United States.

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

/s/ “Manning Elliott LLP”

CHARTERED ACCOUNTANTS

Vancouver, Canada

April 12, 2006

SALAMON GROUP, INC.
(A Development Stage Company)

BALANCE SHEETS

(Expressed in U.S. dollars)

	December 31,
	2005	2004
	$	$

ASSETS

Current

Cash	25	28

Total Current Assets	25	28

Property and equipment (Note 3)	279	604

Total Assets	304	632

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current
Accounts payable	19,192	13,956
Due to related party (Note 5)	52,578	27,040

Total Current Liabilities	71,770	40,996

Contingencies (Note 1)

Stockholders' Deficit

Capital stock (Note 4)

Authorized

10,000,000 of preferred shares
40,000,000 of voting common shares

Issued and outstanding

2004 – 8,962,820 common shares
2003 – 8,962,820 common shares	8,963	8,963

Additional paid-in capital	120,816	120,816

Deficit, accumulated during the development stage	(201,245)	(170,143)

Total Stockholders' Deficit	(71,466)	(40,364)

Total Liabilities and Stockholders' Deficit	304	632

(The accompanying notes are an integral part of these financial statements.)

SALAMON GROUP, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Expressed in U.S dollars)

	Accumulated
	from April 27,
	2001	For the year	For the year
	(Inception) to	ended	ended
	December 31,	December 31,	December 31,
	2005	2005	2004
	$	$	$
GENERAL AND ADMINISTRATIVE

Amortization of intangible asset	55,000	–	–
Amortization of property and equipment	4,236	325	1,322
Consulting and technical services	11,109	–	–
Foreign exchange loss	4,208	1,677	1,902
Interest and bank charges	446	74	77
Office and miscellaneous	10,352	1,832	1,360
Professional fees	65,213	14,310	16,651
Telephone	12,370	2,654	3,154
Transfer agent and filing fees	8,934	5,650	1,867
Travel and entertainment	29,377	4,580	6,633

Net Loss for the Period	(201,245)	(31,102)	(32,966)

Loss per share – Basic		(0.01)	(0.01)

Weighted Average Shares Outstanding		8,962,820	8,962,820

(Diluted loss per share has not been presented as there are no potentially diluted shares or issues.)

(The accompanying notes are an integral part of these financial statements.)

SALAMON GROUP, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Expressed in U.S dollars)

	Accumulated
	from April 27,
	2001	For the year	For the year
	(Inception) to	ended	ended
	December 31,	December 31,	December 31,
	2005	2005	2004
	$	$	$

Cash flows from operating activities

Net loss for the period	(201,245)	(31,102)	(32,966)

Adjustments to reconcile loss to net cash used by
operating activities:

Amortization of intangible asset	55,000	–	–
Depreciation of property and equipment	4,236	325	1,322
Consulting and technical services	11,109	–	–
Other expenses	10,670	–	–

	(120,230)	(30,777)	(31,644)

Changes in operating assets and liabilities:

Increase (decrease) in accounts payable	19,192	5,236	3,743

	(101,038)	(25,541)	(27,901)

Cash flows from investing activities

Purchase of property and equipment	(4,515)	–	–
Purchase of license	(50,000)	–	–

	(54,515)	–	–

Cash flows from financing activities

Advances to (from) related parties	52,578	25,538	27,927
Issue of share capital for cash	103,000	–	–

	155,578	25,538	27,927

Increase (decrease) in cash and cash equivalents	25	(3)	26

Cash, beginning of period	–	28	2

Cash, end of period	25	25	28

Supplemental Disclosures

Interest paid	–	–	–
Income tax paid	–	–	–

(The accompanying notes are an integral part of these financial statements.)

SALAMON GROUP, INC.
(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

From April 27, 2001 (Inception) to December 31, 2005

(Expressed in U.S dollars)

				Deficit
				Accumulated
			Additional	During the
	Number		Paid-in	Development	Stockholders'
	of Shares	Par Value	Capital	Stage	Deficit
	Issued	$	$	$	$

Balance at April 27, 2001 (inception)	–	–	–	–	–

Shares issued for cash	1,850,324	1,850	34,682	–	36,532
Shares issued for purchase of license
(Note 4)	5,000,000	5,000	–	–	5,000
Shares issued for services	702,450	703	–	–	703
Net loss for the period	–	–	–	(34,337)	(34,337)

Balance at December 31, 2001	7,552,774	7,553	34,682	(34,337)	7,898

Shares issued for cash	481,046	481	43,527	–	44,008
Shares issued for services	500,000	500	9,900	–	10,400
Net loss for the year	–	–	–	(54,959)	(54,959)

Balance at December 31, 2002	8,533,820	8,534	88,109	(89,296)	7,347

Shares issued for cash	183,640	184	22,276	–	22,460
Shares issued for services	143,960	144	392	–	536
Shares issued for expenses	101,400	101	10,039	–	10,140
Net loss for the year	–	–	–	(47,881)	(47,881)

Balance at December 31, 2003	8,962,820	8,963	120,816	(137,177)	(7,398)

Net loss for the year	–	–	–	(32,966)	(32,966)

Balance at December 31, 2004	8,962,820	8,963	120,816	(170,143)	(40,364)

Net loss for the year	–	–	–	(31,102)	(31,102)

Balance at December 31, 2005	8,962,820	8,963	120,816	(201,245)	(71,466)

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

In a development stage company, management devotes most of its activities in investigating business opportunities and further advancing its technologies. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or attain profitable operations. There is no guarantee that the Company will be able to complete any of the above objectives. At December 31, 2005, the Company had a working capital deficit of $71,745 and an accumulated deficit of $201,245. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

SALAMON GROUP, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Expressed in U.S dollars)

3.	Property and Equipment

		Accumulated	Net book value
	Cost	Depreciation	2005	2004
	$	$	$	$

Computer equipment	3,161	3,161	–	54
Office equipment	1,354	1,075	279	550

	4,515	4,236	279	604

4.	Capital Stock

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

	(d)	On July 5, 2001, 5,000,000 shares with a stated par value of $0.001 per share were issued as part of the consideration to acquire a license and rights (see Note 5).

	(e)	As at December 31, 2005, there are no preferred shares issued and outstanding.

5.	Related Party Transactions

	(a)	Amounts owing from Space Globe are unsecured, without interest and are due on demand. Space Globe is related to the Company by way of a director and shareholder in common.

(b)

On July 5, 2001, the Company purchased a license and rights related to certain power cell technology for cash of US$50,000 and five million common shares of the Company valued at US$5,000 from Space Globe (see Note 4).

SALAMON GROUP, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Expressed in U.S dollars)

6.	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has incurred net operating losses as scheduled below:

Year of	Amount	Year of
Loss	$	Expiration
2001	27,366	2016
2002	54,086	2017
2003	39,968	2018
2004	38,702	2019
2005	36,838	2020
	196,960

Pursuant to SFAS 109 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

The components of the net deferred tax asset at the end of December 31, 2005 and 2004 and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are scheduled below:

	2005	2004
	$	$
Net Operating Loss	36,838	38,702
Statutory Tax Rate	34%	34%
Effective Tax Rate	–	–
Deferred Tax Asset	12,525	13,159
Valuation Allowance	(12,525)	(13,159)
Net Deferred Tax Asset	–	–