Form 10QSB
period 2006-03-31
SALAMON GROUP INC
filed 2006-05-15
CIK 1274211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 8,962,820 as of March 31, 2006.

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

Salamon Group, Inc.
(A Development Stage Company)
Financial Statements
March 31, 2006
(Expressed in U.S. Dollars)
(Unaudited)

SALAMON GROUP, INC.
(A Development Stage Company)

BALANCE SHEETS

(unaudited)
(Expressed in U.S. dollars)

	March 31,	December 31,
	2006	2005
	$	$

ASSETS

Current

Cash	-	25

Total Current Assets	-	25

Property and equipment (Note 3)	209	279

Total Assets	209	304

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current

Accounts payable	17,080	19,192
Due to related party (Note 4)	58,118	52,578

Total Current Liabilities	75,198	71,770

Contingencies and Commitments (Note 1)

Stockholders' Deficit

Capital stock

Authorized

10,000,000 of preferred shares
40,000,000 of voting common shares

Issued and outstanding

8,962,820 common shares with a par value of $0.01 each	8,963	8,963

Additional paid-in capital	120,816	120,816

Deficit, accumulated during the development stage	(204,768)	(201,245)

Total Stockholders' Deficit	(74,989)	(71,466)

Total Liabilities and Stockholders' Deficit	209	304

SALAMON GROUP, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

(unaudited)
(Expressed in U.S dollars)

			Accumulated from
			April 27, 2001
	Three Months Ended		(Inception) to
	March 31,		March 31,
	2006	2005	2006
	$	$	$
GENERAL AND ADMINISTRATIVE
Amortization of intangible asset	–	–	55,000
Amortization of property and equipment	70	-	4,306
Consulting and technical services	–	–	11,109
Foreign exchange	24	46	4,232
Interest and bank charges	13	18	459
Office and miscellaneous	600	111	10,952
Professional fees	286	4,126	65,499
Telephone	900	624	13,270
Transfer agent and filing fees	130	2721	9,064
Travel and entertainment	1,500	326	30,877

Net Loss for the Period	(3,523)	(7,972)	(204,768)

Loss per share – Basic	(0.00)	(0.00)

Weighted Average Shares Outstanding	8,962,820	8,962,820

SALAMON GROUP, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(unaudited)
(Expressed in U.S dollars)

	Three Months Ended
	March 31,
	2006	2005
	$	$

Cash flows from operating activities

Net loss for the period	(3,523)	(7,972)

Adjustments to reconcile loss to net cash used by operating activities:

Amortization of property and equipment	70	-

	(3,453)	(7,972)

Changes in operating assets and liabilities:

Increase (decrease) in accounts payable	(2,112)	1,393

Net cash used in operating activities	(5,565)	(6,579)

Cash flows from investing activities	–	–

Cash flows from financing activities

Advances from (to) related parties	5,540	6,561

Net cash provided by financing activities	5,540	6,561

Increase (decrease) in cash and cash equivalents	(25)	(18)

Cash, beginning of period	25	28

Cash, end of period	-	10

Supplemental Disclosures

Interest paid	–	–
Income tax paid	–	–

1.	Nature of Operations and Continuance of Business

Salamon Group, Inc. (the "Company") was incorporated in the State of Nevada, USA, on April 27, 2001. The Company is a development stage company whose principal business plan is to seek earnings by exploiting technology held under a license agreement.

In a development stage company, management devotes most of its activities in investigating business opportunities and further advancing its technologies. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or attain profitable operations. There is no guarantee that the Company will be able to complete any of the above objectives. At March 31, 2006, the Company had a working capital deficit of $75,198 and an accumulated deficit of $204,698. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

2.	Summary of Significant Accounting Policies (continued)

	(e)	Income Taxes

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

	(g)	Stock-based Compensation

Prior to January 1, 2006, the Company accounted for stock-based awards under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” using the intrinsic value method of accounting, under which compensation expense was only recognized if the exercise price of the Company’s employee stock options was less than the market price of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R “Share Based Payments”, using the modified retrospective transition method. The Company has not issued any stock options or share based payments since its inception. Accordingly, there was no effect on the Company’s reported loss from operations, cash flows or loss per share as a result of adopting SFAS No 123R.

	(h)	Financial instruments

The fair values of cash and equivalents, accounts payable, and amounts due to related parties approximate their carrying values due to the immediate or short-term maturity of these financial instruments.

	(i)	Comprehensive income

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2006 and 2005, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

2.	Summary of Significant Accounting Policies (continued)

(l) Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and SFAS No. 3". SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard did not have a material effect on the Company's results of operations or financial position.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29”. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard did not have a material effect on the Company’s results of operations or financial position.

3.	Property and Equipment

			Net book value
		Accumulated	March 31,	December 31,
	Cost	Depreciation	2006	2005
	$	$	$	$

Computer equipment	3,161	3,161	-	-
Office equipment	1,354	1,145	209	279

	4,515	4,306	209	279

5.	Related Party Transactions

Amounts owing to or from Space Globe are unsecured, non-interest bearing and are due on demand. Space Globe is related to the Company by way of a director and shareholder in common.

PART I

Item 2.                Management's Discussion and Analysis or Plan of Operation.

Plan of Operations

          Since its inception, the Company has conducted no business operations except for organizational and capital raising activities and the completion of a working model of the Power generator. For the period from inception (April 27, 2001) through March 31, 2006, the Company had no revenue from operations and accumulated operating expenses amounted to $204,698. The Company proposes to aggressively compete in the alternative energy source technology market.

          The Company plans to generate revenues through the sale of manufacturing and marketing licenses on a world-wide basis.

          Salamon Group will also be involved in research and development activities . The corporation will search for a private investment group to provide up to $200,000 CAD, to cover the costs of product development. All products will be licensed to other corporations for manufacturing, thus no additional money is anticipated to be used to manufacture and/or distribute.

          Future research and development will be focused on smaller, portable EPGs adding a solar power component. Mr Salamon has a conceptual design and will proceed with plans when funding allows.

          The Company is not planning to purchase a plant or equipment at this time but rather to enter into Licensing agreements to manufacture and market the products. .

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

          Mr. Salamon, at least initially, will be responsible for developing Salamon Group's business. However, at such time, if ever, as sufficient operating capital becomes available, he expects to employ additional staffing. In addition, the Company expects to continuously engage in market research in order to monitor new market trends and other critical information deemed relevant to Salamon Group's business.

Financial Condition, Capital Resources and Liquidity

At March 31, 2006, the Company had assets totaling $279 and current liabilities of $75,198 attributable to unpaid Space Globe Technologies license fees, audit fees and general operating expenses. Since the Company's inception, it has received $129,779 in cash and services contributed as consideration for the issuance of shares of Common Stock.

Salamon Group's working capital is presently minimal and there can be no assurance that the Company's financial condition will improve. The Company is expected to continue to have minimal working capital or a working capital deficit as a result of current liabilities. The Company, at inception, issued 1,500,000 shares of the Company's Common Stock to Mr. Salamon, the executive officer and director of Salamon Group, and 500,000 shares of the Company's Common Stock to White & Lee Investments, LP, an investment vehicle controlled by White & Lee LLP, former legal counsel to the Company, as founder shares. From April 2001 through March 31, 2006, Salamon Group received gross proceeds of $124,279 (including $102,500 in cash and services valued at $21,779) from the sale of a total of 1,962,820 shares of Common Stock, $0.001 par value per share, in an offering conducted pursuant to Section 4(2) of the Act and Rules 504 and 901 (See Part II, Item 4. “Recent Sales of Unregistered Securities). These offerings were made in the Provinces of British Columbia and Alberta, Canada. Even though management believes, without assurance, that it will obtain sufficient capital with which to implement its business plan on a limited scale, the Company is not expected to continue in operation without an infusion of capital. In order to obtain additional equity financing, management may be required to dilute the interest of existing shareholders or forego a substantial interest of its revenues, if any. (See Part I, Item 1. “Description of Business”; See Part I, Item 4. “Security Ownership of Certain Beneficial Owners and Management” and Part I, Item 7. “Certain Relationships and Related Transactions.”)

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

Net Operating Losses

As of March 31, 2006, the Company has a net operating loss carry forward of approximately $204,698.

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

          Since its inception the Company has been involved in organizational and fund raising activities and the licensing, subsequent acquisition and further development of certain electrical generator technology from Space Globe Technologies Ltd., a private British Columbia, Canada corporation (“Space Globe Technologies”), founded and organized also by John Salamon, founder, president and director of Salamon Group, Inc. Space Globe Technologies was founded for the purpose of developing technologies and concepts in the field of “Alternative Energy Sources”. Alternative Energy Sources are those which are not supplied by the burning of fossil fuels or the splitting of atoms. Some of the alternative energy sources include solar energy, wind power, geothermal, tides and hydro power. Space Globe Technologies was incorporated in the Province of British Columbia, Canada in 1998 by John Salamon. It was initially established as a management/consulting company and in which to develop ideas and concepts for power generation. The assets at present consist of a vehicle, office equipment and investments in Salamon group. Its current operation consists mainly of securing private investment capital to assist in funding the operations and growth of Salamon Group. From 1999 to 2001 Space Globe and Mr. Salamon developed the concept and design of an Electrical Power Generator (“EPG”) for home and office use and for emergency power backup situations. Mr. Salamon filed a patent application in Canada on September 4, 2001 for protection of the design of the EPG.

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

Patent Pending

Request For Examination of Patent will be filed by September 4, 2006

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

Management

          At this time, the Company is managed by John Salamon. As finances allow, other personnel will be employed in various management capacities.

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

Funding

          The Company plans to raise approximately $200,000 by way of private placements from relatives and business associates of John Salamon. As soon as possible, the Company will seek public trading status which will enable the Company to raise additional development and working capital. The funds will be used to secures license agreements, to continue research and development and for general working capital. The Company also plans to seek bank financing.

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

          There are many portable products similar to the EPG available on the market, including gasoline and diesel powered generators, and battery/inverter types of portable power sources. The Company currently sees its fiercest competition coming from manufacturers of portable gasoline powered generators.

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

None

Item 3.                Defaults Upon Senior Securities

None

Item 4.                Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise during the quarterly period ended March 31, 2006.

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

(b)                Holders.

As of March 31, 2006, the Company had 41 shareholders of record of its 8,962,820 outstanding shares of Common Stock.

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

Date: May 15, 2006

Salamon Group, Inc.

By:	/s/ “John E. Salamon”
John E. Salamon, President