Form 10QSB/A
period 2006-03-31
SALAMON GROUP INC
filed 2006-05-16
CIK 1274211

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

Contingencies and Commitments (Note 1)

Stockholders' Deficit

Capital stock

Authorized

10,000,000 of preferred shares
40,000,000 of voting common shares

Issued and outstanding

8,962,820 common shares with a par value of $0.001 each	8,963	8,963

Additional paid-in capital	120,816	120,816

Deficit, accumulated during the development stage	(204,768)	(201,245)

Total Stockholders' Deficit	(74,989)	(71,466)

Total Liabilities and Stockholders' Deficit	209	304

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

SALAMON GROUP, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(unaudited)
(Expressed in U.S dollars)

	Three Months Ended
	March 31,
	2006	2005
	$	$

Cash flows from operating activities

Net loss for the period	(3,523)	(7,972)

Adjustments to reconcile loss to net cash used by operating activities:

Amortization of property and equipment	70	-

	(3,453)	(7,972)

Changes in operating assets and liabilities:

Accounts payable	(2,112)	1,393

Net cash used in operating activities	(5,565)	(6,579)

Cash flows from investing activities	–	–

Cash flows from financing activities

Advances from related parties	5,540	6,561

Net cash provided by financing activities	5,540	6,561

Decrease in cash and cash equivalents	(25)	(18)

Cash, beginning of period	25	28

Cash, end of period	-	10

Supplemental Disclosures

Interest paid	–	–
Income tax paid	–	–

1.	Nature of Operations and Continuance of Business

Salamon Group, Inc. (the "Company") was incorporated in the State of Nevada, USA, on April 27, 2001. The Company is a development stage company whose principal business plan is to seek earnings by exploiting technology held under a license agreement.

In a development stage company, management devotes most of its activities in investigating business opportunities and further advancing its technologies. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or attain profitable operations. There is no guarantee that the Company will be able to complete any of the above objectives. At March 31, 2006, the Company had a working capital deficit of $75,198 and an accumulated deficit of $204,768 . These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

(c)                Dividends.

The Company has never paid or declared any dividends on its Common Stock and does not anticipate paying cash dividends in the foreseeable future.

Item 6.                Exhibits and Reports on Form 8-K

The following exhibits are filed with the Form 10-QSB:

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 16, 2006

Salamon Group, Inc.

By:	/s/ “John E. Salamon”
John E. Salamon, President