Form 10QSB
period 2006-06-30
SALAMON GROUP INC
filed 2006-08-18
CIK 1274211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 8,962,820 as of June 30, 2006.

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

Salamon Group, Inc.
(A Development Stage Company)
Financial Statements
June 30, 2006
(U.S. Dollars)
(Unaudited)

SALAMON GROUP, INC.
(A Development Stage Company)
BALANCE SHEETS
(Expressed in U.S. dollars)

	June 30,	December 31,
	2006	2005
	$	$
	(unaudited)	(audited)
ASSETS
Current
Cash	0	25
Property and equipment (Note 3)	279	279

Total Assets	279	304
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current
Accounts payable	8,020	19,192
Due to related party (Note 5)	70,819	52,578
Total Current Liabilities	78,839	71,770

Stockholders' Deficit
Capital stock (Note 4)
Authorized
10,000,000 of preferred shares
40,000,000 of voting common shares
Issued and outstanding
8,962,820 common shares	8,963	8,963
Additional paid-in capital	120,816	120,816
Deficit, accumulated during the development stage	(208,339)	(201,245)
Total Stockholders' Equity (Deficit)	(78,560)	(71,466)
Total Liabilities and Stockholders' Deficit	279	304

The accompanying notes are an integral part of these financial statements
F–1

SALAMON GROUP, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(unaudited)
(Expressed in U.S dollars)

			Accumulated from
			April 27, 2001
	Six Months Ended		(Inception) to
	June 30,		June 30,
	2006	2005	2006
	$	$	$
GENERAL AND ADMINISTRATIVE
Amortization of intangible asset	–	–	55,000
Amortization of property and equipment	–	–	4,236
Consulting and technical services	–	–	11,109
Foreign exchange	43	274	4,251
Interest and bank charges	37	39	483
Office and miscellaneous	1,200	630	11,732
Professional fees	534	5,322	66,033
Telephone	1,800	1,708	14,170
Transfer agent and filing fees	1,480	4,096	10,414
Travel and entertainment	3,000	826	32,377
Net Loss for the Period	(7,094)	(12,895)	(208,339)

Loss per share – Basic	(0.00)	(0.00)

Weighted Average Shares Outstanding	8,962,820	8,962,820

The accompanying notes are an integral part of these financial statements
F–2

SALAMON GROUP, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(unaudited)
(Expressed in U.S dollars)

	Six Months Ended
	June 30,
	2006	2005
	$	$
Cash flows from operating activities
Net loss for the period	(7,094)	(12,895)
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	(11,172)	653
	(18,266)	(12,242)
Cash flows from investing activities	–	–
Cash flows from financing activities
Advances from (to) related parties	18,241	13,145
Issue of share capital for cash	–	–
	18,241	13,145
Increase (decrease) in cash and cash equivalents	(25)	3
Cash, beginning of period	25	2
Cash, end of period	0	5
Non-cash Financing Activity
Shares issued for services and other expenses	–	–
Supplemental Disclosures
Interest paid	–	–
Income tax paid	–	–

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

In a development stage company, management devotes most of its activities in investigating business opportunities and further advancing its technologies. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or attain profitable operations. There is no guarantee that the Company will be able to complete any of the above objectives. At June 30, 2006, the Company had a working capital deficit of $78,839 and an accumulated deficit of $208,339. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

F–5

SALAMON GROUP, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(unaudited)
(Expressed in U.S dollars)

3.	Property and Equipment

			Net book value
		Accumulated	June 30,	December 31,
	Cost	Depreciation	2006	2005
	$	$	$	$
			(unaudited)	(audited)
Computer equipment	3,161	3,161	-
Office equipment	1,354	1,075	279	279

	4,515	4,236	279	279

4.	Capital Stock

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

	(d)	On July 5, 2001, 5,000,000 shares with a value of $0.001 per share were issued to acquire a license (see Note 4).

	(e)	As at June 30, 2006, there are no preferred shares issued and outstanding.

5.	Related Party Transactions

	(a)	Amounts owing to or from Space Globe are unsecured, non-interest bearing and are due on demand. Space Globe is related to the Company by way of a director and shareholder in common.

(b)

On July 5, 2001, the Company purchased a license related to certain power cell technology for cash of US$50,000 and five million common shares of the Company valued at US$5,000 from Space Globe (see Note 4).

F–6

Item 2. Management's Discussion and Analysis or Plan of Operation.

Plan of Operations

     Since its inception, the Company has conducted no business operations except for organizational and capital raising activities and the completion of a working model of the Power generator. For the period from inception (April 27, 2001) through June 30, 2006, the Company had no revenue from operations and accumulated operating expenses amounted to $208,339. The Company proposes to aggressively compete in the alternative energy source technology market.

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

Financial Condition, Capital Resources and Liquidity

At June 30, 2006, the Company had assets totaling $279 and current liabilities of $78,839 attributable to unpaid Space Globe Technologies license fees, audit fees and general operating expenses. Since the Company's inception, it has received $129,779 in cash and services contributed as consideration for the issuance of shares of Common Stock.

Salamon Group's working capital is presently minimal and there can be no assurance that the Company's financial condition will improve. The Company is expected to continue to have minimal working capital or a working capital deficit as a result of current liabilities. The Company, at inception, issued 1,500,000 shares of the Company's Common Stock to Mr. Salamon, the executive officer and director of Salamon Group, and 500,000 shares of the Company's Common Stock to White & Lee Investments, LP, an investment vehicle controlled by White & Lee LLP, former legal counsel to the Company, as founder shares. From April 2001 through June 30, 2006, Salamon Group received gross proceeds of $124,279 (including $102,500 in cash and services valued at $21,779) from the sale of a total of 1,962,820 shares of Common Stock, $0.001 par value per share, in an offering conducted pursuant to Section 4(2) of the Act and Rules 504 and 901 (See Part II, Item 4. “Recent Sales of Unregistered Securities). These offerings were made in the Provinces of British Columbia and Alberta, Canada. Even though management believes, without assurance, that it will obtain sufficient capital with which to implement its business plan on a limited scale, the Company is not expected to continue in operation without an infusion of capital. In order to obtain additional equity financing, management may be required to dilute the interest of existing shareholders or forego a substantial interest of its revenues, if any. (See Part I, Item 1. “Description of Business”; See Part I, Item 4. “Security Ownership of Certain Beneficial Owners and Management” and Part I, Item 7. “Certain Relationships and Related Transactions.”)

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

Net Operating Losses

As of June 30, 2006, the Company has a net operating loss carry forward of approximately $208,339.

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

     In addition to the foregoing issuances, from April 2001 through June 30, 2006, Salamon Group received gross proceeds of $124,779 (including $103,000 in cash and services valued at $21,779) from the sale of a total of 1,962,820 shares of Common Stock in an offering conducted pursuant to Section 4(2) of the Act and Regulation S. (See Part II, Item 4. “Recent Sales of Unregistered Securities). These offerings were made in the Provinces of British Columbia and Alberta, Canada.

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

The recharging voltage for both batteries is in the 14.4V to 14.6V range. The charge level is determined the non-charging/non-discharging voltage of the battery with 12.80V being a full charge, 12.30V a half charge and 11.80V being fully discharged. The proof-of-concept model does not have the automated control system. The model was used for the battery testing.

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

Item 3. Controls and procedures

Management, including our Chief Executive Officer has established and is currently maintaining disclosure controls and procedures and internal control over financial reporting for our Company. Our Chief Executive Officer has evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the fiscal year ended December 31, 2005 and the quarter ended June 30, 2006. Based on that evaluation, the Chief Executive Officer has concluded that these disclosure controls and procedures are effective for gathering, communicating to management, analyzing, and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934. There were no changes in our internal control over financial reporting during the year ended December 31, 2005 and the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
otherwise during the quarterly period ended June 30, 2006.

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

As of June 30, 2006, the Company had 41 shareholders of record of its 8,962,820 outstanding shares of Common Stock.

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

Date: August 16, 2006

Salamon Group, Inc.

By:	/s/ “John E. Salamon”
John E. Salamon, President