Form 10QSB
period 2006-09-30
SALAMON GROUP INC
filed 2006-10-30
CIK 1274211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 8,962,820 as of September 30, 2006.

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

Salamon Group, Inc.
(A Development Stage Company)
Financial Statements
September 30, 2006
(U.S. Dollars)
(Unaudited)

F-i

SALAMON GROUP, INC.
(A Development Stage Company)
BALANCE SHEETS
(Expressed in U.S. dollars)

	September
	30,	December 31,
	2006	2005
	$	$
	(unaudited)	(audited)
ASSETS
Current
Cash	47	25

Total Current Assets	47	25
Property and equipment (Note 3)	279	279

Total Assets	326	304
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current
Accounts payable	9,832	19,192
Due to related party (Note 6)	76,959	52,578
Total Current Liabilities	86,791	71,770
Contingencies and Commitments (Notes 1 and 4)
Subsequent Events (Note 7)
Stockholders' Deficit
Capital stock (Note 5)
Authorized
10,000,000 of preferred shares
40,000,000 of voting common shares
Issued and outstanding
8,962,820 common shares	8,963	8,963
Additional paid-in capital	120,816	120,816
Deficit, accumulated during the development stage	(216,244)	(201,245)
Total Stockholders' Equity (Deficit)	(86,465)	(71,466)
Total Liabilities and Stockholders' Deficit	326	304

On behalf of the Board:

/s/ "John E. Salamon"      Director

The accompanying notes are an integral part of these financial statements
F–1

SALAMON GROUP, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(unaudited)
(Expressed in U.S dollars)

			Accumulated from
			April 27, 2001
	Nine Months Ended		(Inception) to
	September 30,		September 30,
	2006	2005	2006
	$	$	$

GENERAL AND ADMINISTRATIVE
Amortization of intangible asset	–	–	55,000
Amortization of property and equipment	-	-	4,236
Consulting and technical services	–	–	11,109
Foreign exchange	63	310	4,711
Interest and bank charges	52	60	498
Office and miscellaneous	1,800	1,235	12,152
Professional fees	1,634	12,153	66,847
Telephone	2,700	2,251	15,070
Transfer agent and filing fees	4,250	5,050	11,634
Travel and entertainment	4,500	1,230	33,877
Net Loss for the Period	(14,999)	(22,259)	(216,244)

Loss per share – Basic	(0.00)	(0.00)

Weighted Average Shares Outstanding	8,962,820	8,962,820

The accompanying notes are an integral part of these financial statements
F–2

SALAMON GROUP, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(unaudited)
(Expressed in U.S dollars)

	Nine Months Ended
	September 30,
	2006	2005
	$	$
Cash flows from operating activities
Net loss for the period	(14,999)	(22,259)
Adjustments to reconcile loss to net cash used by operating activities:

Amortization of property and equipment	-	-

	(14,999)	(22,259)
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	(9,360)	653
	(24,359)	(12,242)
Cash flows from investing activities	–	–
Cash flows from financing activities
Advances from (to) related parties	24,381	12,231
Issue of share capital for cash	–	–
	24,381	12,231
Increase (decrease) in cash and cash equivalents	22	(11)
Cash, beginning of period	25	28
Cash, end of period	47	19
Non-cash Financing Activity
Shares issued for services and other expenses	–	–
Supplemental Disclosures
Interest paid	–	–
Income tax paid	–	–

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

In a development stage company, management devotes most of its activities in investigating business opportunities and further advancing its technologies. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or attain profitable operations. There is no guarantee that the Company will be able to complete any of the above objectives. At September 30, 2006, the Company had a working capital deficit of $86,744 and an accumulated deficit of $216,244. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

F–5

SALAMON GROUP, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(unaudited)
(Expressed in U.S dollars)

3.	Property and Equipment

			Net book value
		Accumulated	September 30,	December 31,
	Cost	Depreciation	2006	2005
	$	$	$	$
			(unaudited)	(audited)

Computer equipment	3,161	3,161	-	-
Office equipment	1,354	1,075	279	279
	4,515	4,236	279	279

4.	Capital Stock

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

	(d)	On July 5, 2001, 5,000,000 shares with a value of $0.001 per share were issued to acquire a license (see Note 4).

	(e)	As at September 30, 2006, there are no preferred shares issued and outstanding.

5.	Related Party Transactions

	(a)	Amounts owing to or from Space Globe are unsecured, non-interest bearing and are due on demand. Space Globe is related to the Company by way of a director and shareholder in common.

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

7.	Subsequent Events

There are no subsequent events to report.

F–7

Item 2. Management's Discussion and Analysis or Plan of Operation.

Plan of Operations

     Since its inception, the Company has conducted no business operations except for organizational and capital raising activities and the completion of a working model of the Power generator. For the period from inception (April 27, 2001) through September 30, 2006, the Company had no revenue from operations and accumulated operating expenses amounted to $216,244. The Company proposes to aggressively compete in the alternative energy source technology market.

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

Financial Condition, Capital Resources and Liquidity

     At September 30, 2006, the Company had assets totaling $326 and current liabilities of $86,791 attributable to unpaid Space Globe Technologies license fees, audit fees and general operating expenses. Since the Company's inception, it has received $129,779 in cash and services contributed as consideration for the issuance of shares of Common Stock.

     Salamon Group's working capital is presently minimal and there can be no assurance that the Company's financial condition will improve. The Company is expected to continue to have minimal working capital or a working capital deficit as a result of current liabilities. The Company, at inception, issued 1,500,000 shares of the Company's Common Stock to Mr. Salamon, the executive officer and director of Salamon Group, and 500,000 shares of the Company's Common Stock to White & Lee Investments, LP, an investment vehicle controlled by White & Lee LLP, former legal counsel to the Company, as founder shares. From April 2001 through September 30, 2006, Salamon Group received gross proceeds of $124,279 (including $102,500 in cash and services valued at $21,779) from the sale of a total of 1,962,820 shares of Common Stock, $0.001 par value per share, in an offering conducted pursuant to Section 4(2) of the Act and Rules 504 and 901 (See Part II, Item 4. “Recent Sales of Unregistered Securities). These offerings were made in the Provinces of British Columbia and Alberta, Canada. Even though management believes, without assurance, that it will obtain sufficient capital with which to implement its business plan on a limited scale, the Company is not expected to continue in operation without an infusion of capital. In order to obtain additional equity financing, management may be required to dilute the interest of existing shareholders or forego a substantial interest of its revenues, if any. (See Part I, Item 1. “Description of Business”; See Part I, Item 4. “Security Ownership of Certain Beneficial Owners and Management” and Part I, Item 7. “Certain Relationships and Related Transactions.”)

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

Net Operating Losses

     As of September 30, 2006, the Company has a net operating loss carry forward of approximately $216,244.

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

     In addition to the foregoing issuances, from April 2001 through September 30, 2006, Salamon Group received gross proceeds of $124,779 (including $103,000 in cash and services valued at $21,779) from the sale of a total of 1,962,820 shares of Common Stock in an offering conducted pursuant to Section 4(2) of the Act and Regulation S. (See Part II, Item 4. “Recent Sales of Unregistered Securities). These offerings were made in the Provinces of British Columbia and Alberta, Canada.

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

Patent Pending

     Request For Examination of Patent will be filed by September 4, 2006.

     Date: 2006/08/29 of Acknowledgement by Canadian Patent Office of Request For Examination of Canadian Patent No: 2,357,766. A filing fee of $400.,was paid to the Canadian Patent Office.

     A Patent application (2,357,766) was filed in Canada by John Salamon on September 4, 2001. The application is “pending” and will be examined when informed by the Canadian Patent Office.Request for Examination started,2006/08/29. The Company intends to apply for Patent in the US and other countries as soon as financially possible at a cost of approximately $20,000 or more. The Company feels it is necessary to file a Patent application in the United States as this might be one of its largest markets.

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

Consultants and Technicians:

     The Company employs consultants and technicians on a contract and on an “as needed” basis.. During 2004, Salamon Group engaged Mr. Mike Ewashen to assist in the completion of the assembly of the working model of the EPG device. Mr. Ewashen, a certified Electronics Technician, has been working in the field of electronics for the past 18 years.

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

     The Company is currently and may develop a smaller, portable EPG utilizing similar designs and adding a solar power component as well as an electric wireless product.

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

Item 3. Controls and procedures

     Management, including our Chief Executive Officer has established and is currently maintaining disclosure controls and procedures and internal control over financial reporting for our Company. Our Chief Executive Officer has evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the fiscal year ended December 31, 2005 and the quarter ended September 30, 2006. Based on that evaluation, the Chief Executive Officer has concluded that these disclosure controls and procedures are effective for gathering, communicating to management, analyzing, and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934. There were no changes in our internal control over financial reporting during the year ended December 31, 2005 and the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The Company is considering a change in company Auditors for the coming year. The Company intends to file an 8K notification when a change occurs.

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

     None

Item 3. Defaults Upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise during the quarterly period ended September 30, 2006.

Item 5. Other Information

     Market Price and Dividends on the Common Equity and Related Stockholder Matters.

     No matter covered by this report was submitted during the last quarterly period to a vote of the Company's shareholders through the solicitation of proxies or otherwise.

(a) Market Information.

     There has been no established public trading market for the Common Stock since the Company's inception on April 27, 2001. In June, 2006, the Company executed a 211 Filing Agreement with Spartan Securities Group Ltd. The Company is awaiting a response from the NASD on the trading symbol status. The Company’s stock transfer agent is dealing with shareholders of the Company on the notification to shareholders of record for over 2 years regarding the issuance of their shares as free trading under the 144k Blanket Release provisions, CUSIP NO:793893 10 8.

     Mr. Raymond Bruce Larway still acts as director for the Company (Salamon Group Inc.).

(b) Holders.

     As of September 30, 2006, the Company had 41 shareholders of record of its 8,962,820 outstanding shares of Common Stock.

(c) Dividends.

     The Company has never paid or declared any dividends on its Common Stock and does not anticipate paying cash dividends in the foreseeable future.

Item 6. Exhibits and Reports on Form 8-K

     The following exhibits are filed with the Form 10-QSB:

10.1	Acknowledgement of Request for Examination dated August 29, 2006

10.2	211 Filing Agreement dated June 5, 2006

10.3	Resolution Appointing New Directors dated January 15, 2005

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 28, 2006

Salamon Group, Inc.

By:	/s/ “John E. Salamon” John E. Salamon, President