Form 10QSB/A
period 2006-09-30
SALAMON GROUP INC
filed 2006-12-20
CIK 1274211

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ x ] No [ ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 8,962,820 as of September 30, 2006.

Copies of Communications Sent to:
Claudia Losie
Boughton Law Corporation
595 Burrard Street, Suite 1000
Vancouver, BC, Canada, V7X 1S8
Tel: (604) 687-6789
Fax: (604) 683-5317

EXPLANATORY NOTE

The Company (Salamon Group Inc.) is now considered a shell company. The Company will be filing an 8-K indicating this change.

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

(c) Dividends.

     The Company has never paid or declared any dividends on its Common Stock and does not anticipate paying cash dividends in the foreseeable future.

Item 6. Exhibits and Reports on Form 8-K

     The following exhibits are filed with the Form 10-QSB:

10.1	Acknowledgement of Request for Examination dated August 29, 2006 (1)

10.2	211 Filing Agreement dated June 5, 2006 (1)

10.3	Resolution Appointing New Directors dated January 15, 2005 (1)

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to our Quarterly Report on Form 10-QSB filed on October 30, 2006.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 20 , 2006

Salamon Group, Inc.

By:	/s/ “John E. Salamon” John E. Salamon, President