Form 10QSB/A
period 2006-03-31
SALAMON GROUP INC
filed 2007-01-17
CIK 1274211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
Amendment No. 2

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

In a development stage company, management devotes most of its activities in investigating business opportunities and further advancing its technologies. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or attain profitable operations. There is no guarantee that the Company will be able to complete any of the above objectives. At March 31, 2006, the Company had a working capital deficit of $75,198 and an accumulated deficit of $204,768. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

Date: January 16, 2007

Salamon Group, Inc.

By:	/s/ “John E. Salamon”
John E. Salamon, President