Form 10QSB/A
period 2006-09-30
SALAMON GROUP INC
filed 2007-02-02
CIK 1274211

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

Copies of Communications Sent to:
Claudia Losie
Boughton Law Corporation
595 Burrard Street, Suite 1000
Vancouver, BC, Canada, V7X 1S8
Tel: (604) 687-6789
Fax: (604) 683-5317

EXPLANATORY NOTE

The Company has retained a Nevada law firm for U.S. counsel and is in the process of seeking new auditors. Past quarterly financial statements and audits of Salamon Group Inc. have all been reviewed up to June 30, 2006 by Manning Elliott, the previous auditing firm (contact Keith Elliott). A Form 8-K was filed explaining the conflict of interest between the Company and Manning Elliott.

A letter from Manning Elliott, former auditors, is attached to this filing as exhibit 16.1.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The Financial Statements of the Company and Notes to Financial Statements required by this Item 1 commence on page F-1 hereof and are incorporated herein by this reference. The Financial Statements filed as part of this Report on Form 10-QSB are listed in the Index to Financial Statements below.

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

The unaudited financial statements for the third quarter ended September 30, 2006 have not been reviewed by any auditing firm and were prepared and filed by the management of Salamon Group Inc. This is because Salamon Group Inc. terminated the services of Manning Elliott as auditors due to a conflict of interest.

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

The financial statements for the period ended September 30, 2006 have been prepared and filed by the management of Salamon Group Inc. The financial statements and audits that ended up to June 30, 2006 have all been reviewed by Manning Elliott, previous auditors.

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

(c) Dividends.

     The Company has never paid or declared any dividends on its Common Stock and does not anticipate paying cash dividends in the foreseeable future.

Item 6. Exhibits and Reports on Form 8-K

     The following exhibits are filed with the Form 10-QSB:

10.1	Acknowledgement of Request for Examination dated August 29, 2006 (1)

10.2	211 Filing Agreement dated June 5, 2006 (1)

10.3	Resolution Appointing New Directors dated January 15, 2005 (1)

16.1	Letter from Manning Elliott, former auditors

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to our Quarterly Report on Form 10-QSB filed on October 30, 2006.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  February 2, 2007

Salamon Group, Inc.

By:	/s/ “John E. Salamon” John E. Salamon, President