Form 10QSB/A
period 2006-09-30
SALAMON GROUP INC
filed 2007-04-17
CIK 1274211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
Amendment No. 3

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
Yes [   ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [   ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 8,962,820 as of
September 30, 2006.

Copies of Communications Sent to:
Claudia Losie
Boughton Law Corporation
595 Burrard Street, Suite 1000
Vancouver, BC, Canada, V7X 1S8
Tel: (604) 687-6789
Fax: (604) 683-5317

EXPLANATORY NOTE

Salamon Group, Inc. is amending its amended Quarterly Report on Form 10-QSB/A (the “Report”) for the quarterly period ended September 30, 2006 filed with the Securities and Exchange Commission on February 2, 2007. This amendment is being made to amend Item 1 of Part I to the Report to include the Review Report of our Independent Registered Public Accountants to our balance sheet as of September 30, 2006 and the related statements of operations and cash flows for the three and nine-month periods ended September 30, 2006 and September 30, 2005. As part of the amendment of Item 1 of Part 1, we have also restated the balance sheet as of September 30, 2006 and the related statements of operations and cash flows for the three and nine-months ended September 30, 2006 to correct certain mathematical inaccuracies and properly depreciate property and equipment. We are also filing Exhibit 15.1, our Independent Registered Accountants Review Report addressed to the U.S. Securities and Exchange Commission dated April 17, 2007. In accordance with Rule 12b-15, this amendment to the Report includes, as Exhibits 31.1, 31.2 and 32.1, the certifications required under Rule 13a-14.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Report of Independent Registered Public Accounting Firm

Board of Directors and
Stockholders of Salamon Group, Inc.

We have reviewed the accompanying balance sheet of Salamon Group, Inc. (a development stage company) (the “Company”) as of September 30, 2006, and the related statements of operations and cash flows for the three and nine-month periods ended September 30, 2006. These interim financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As more fully described in Note 1, the Company has no revenues and has suffered recurring losses from operations since inception, has a working capital deficit and has a deficit accumulated during the development stage at December 31, 2006. These items, among other matters, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.

/s/ KMJ I Corbin & Company LLP

Irvine, California
April 17, 2007

SALAMON GROUP, INC.
(A Development Stage Company)
BALANCE SHEET

September 30,
2006
(unaudited)
(restated)
ASSETS
Current assets:
Cash	$47
Total assets	$47

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$9,832
Due to related party	76,959
Total current liabilities	86,791

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, no par value; 10,000,000 shares authorized; no shares issued
and outstanding	-
Common stock, $0.001 par value; 40,000,000 shares authorized; 8,962,820 shares
issued and outstanding	8,963
Additional paid-in capital	120,816
Deficit accumulated during the development stage	(216,523)
Total stockholders’ deficit	(86,744)

$47

SALAMON GROUP, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30,
					Accumulated
					From April 27,
					2001
					(Inception) to
					September 30,
	2006	2005	2006	2005	2006
			(restated)		(restated)
GENERAL AND ADMINISTRATIVE:
Amortization of intangible asset	$-	$-	$-	$-	$55,000
Depreciation of property and equipment	279	-	279	-	4,515
Consulting and technical services	-	-	-	-	11,109
Foreign exchange	20	36	63	310	4,271
Interest and bank charges	15	21	52	60	498
Office and miscellaneous	600	605	1,800	1,235	12,332
Professional fees	1,100	6,831	1,634	12,153	67,133
Telephone	900	543	2,700	2,251	14,604
Transfer agent and filing fees	2,770	954	4,250	5,050	13,184
Travel and entertainment	1,500	404	4,500	1,230	33,877

Net loss for the period	$(7,184)	$(9,394)	$(15,278)	$(22,259)	$(216,523)

Loss per share - basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	8,962,820	8,962,820	8,962,820	8,962,820

SALAMON GROUP, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(unaudited)

	For The Nine	For The Nine	Accumulated From
	Months Ended	Months Ended	April 27, 2001
	September 30,	September 30,	(Inception) to
	2006	2005	September 30, 2006
	(restated)		(restated)
Cash flows from operating activities:
Net loss for the period	$(15,278)	$(22,259)	$(216,523)
Adjustments to reconcile net loss to net cash used in
operating activities:
Amortization of intangible asset	-	-	55,000
Depreciation of property and equipment	279	-	4,515
Estimated fair value of common stock issued for services	-	-	21,779
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	(9,360)	653	9,832

Net cash used in operating activities	(24,359)	(12,242)	(125,397)

Cash flows from investing activities:
Purchase of property and equipment	-	-	(4,515)
Purchase of license	-	-	(50,000)

Net cash used in investing activities	-	-	(54,515)

Cash flows from financing activities:
Advances from related parties, net	24,381	12,231	76,959
Issue of share capital for cash	-	-	103,000

Net cash provided by financing activities	24,381	12,231	179,959

Change in cash	22	(11)	47

Cash, beginning of period	25	28	-

Cash, end of period	$47	$19	$47

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-	$-
Income tax	$-	$-	$-

Noncash:
Estimated fair value of common stock issued for license	$-	$-	$5,000

SALAMON GROUP, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(unaudited)

1.	Nature of Operations and Continuance of Business

Salamon Group, Inc. (the "Company") was incorporated in the State of Nevada, USA, on April 27, 2001 (“Inception”). The Company is a development stage company whose principal business plan is to seek earnings by exploiting technology held under a license agreement.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern. At September 30, 2006, the Company has no revenues to date, has accumulated losses of $216,523 (restated) and a working capital deficit of $86,744 and expects to incur further losses in the development of its business, all of which cast substantial doubt about the Company’s ability to continue as a going concern. Management plans to continue to provide for the Company's capital needs during the 12 months ended September 30, 2007 by issuing debt and equity securities and by the continued support of its related party. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. There is no assurance that funding will be available to continue the Company’s business operations.

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

2.	Summary of Significant Accounting Policies

	(a)	Development Stage Enterprise

The Company is a development stage company as defined in Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises." The Company is devoting substantially all of its present efforts to establishing a new business, and its planned principal operations have not yet commenced. All losses accumulated since Inception have been considered as part of the Company's development stage activities.

	(b)	Property and equipment

Property and equipment are stated at cost. Amortization is provided over the estimate useful lives of each asset using the following annual rates.

Computer equipment	3 years straight-line
Office equipment	5 years straight-line

(c)	Basic and diluted net loss per share

The Company computes net loss per share in accordance with SFAS No. 128, “Earnings per Share” (“SFAS No. 128”). SFAS No. 128 requires presentation of both basic and diluted earnings per shares (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is antidilutive. At September 30, 2006 and 2005, there are no potentially dilutive instruments outstanding.

SALAMON GROUP, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

	(d)	Revenue recognition

Revenues from the sale of products will be recorded when the product is shipped, title and risk of loss have transferred to the purchaser, payment terms are fixed or determinable and payment is reasonably assured. Revenues from service contracts will be recognized when performance of the service is complete or over the term of the contract.

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

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the amounts reported in these financial statements and the accompanying notes. Actual results could differ from those estimates.

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

	(j)	Basis of presentation of financial statements

These unaudited interim financial statements of the Company have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (the "SEC"). Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, so long as the statements are not misleading. In the opinion of Company management, these unaudited interim financial statements and accompanying notes contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position and results of operations for the periods shown. These unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto contained in its Annual Report on Form 10-KSB for the year ended December 31, 2005, as originally filed with the SEC on April 18, 2006.

The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year.

SALAMON GROUP, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(unaudited)

3.	Related Party Transactions

(a) Amounts owing to or from Space Globe are unsecured, non-interest bearing and are due on demand. Space Globe is related to the Company by way of a director and shareholder in common.

(b)

During the period ended September 30, 2006, the Company shared office space and travel arrangements with another entity owned by its executive officer. During the three and nine months ended September 30, 2006, the Company incurred approximately $600 and $1,800 of allocated rent expense. During the three and nine months ended September 30, 2006 and 2005, the Company incurred approximately $1,500 and $4,500 of allocated travel expense.

4.	Restatement

The Company determined that the previously filed Form 10-QSB and Form 10-QSB/A for the period ended September 30, 2006 contained certain mathematical inaccuracies. In addition, the Company did not properly depreciate property and equipment.

The following tables present a summary of the effects of the restatement adjustments on the Company's balance sheet at September 30, 2006 and the statements of operations and cash flows for the period then ended:

Balance sheet at September 30, 2006:

	AS PREVIOUSLY
	REPORTED	ADJUSTMENTS		AS RESTATED
Property and equipment	$279	(279)		$-

Stockholders' deficit	$(86, 465)	(279)	(1)	$(86,774)

Statement of operations for the nine months ended September 30, 2006:

	As previously
	reported	Adjustments		As restated
General and administrative	$14,999	$279	(1)	$15,278

Net loss	(14,999)	(279	)(1)	(15,278)

(1) To properly depreciate property and equipment.

Item 2. Management's Discussion and Analysis or Plan of Operation. Plan of Operation

     Since its inception, the Company has conducted no business operations except for organizational and capital raising activities and the completion of a working model of the Power generator. For the period from inception (April 27, 2001) through September 30, 2006, the Company had no revenue from operations and accumulated operating expenses amounted to $216,523 (restated). The Company proposes to aggressively compete in the alternative energy source technology market.

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

Financial Condition, Capital Resources and Liquidity

     At September 30, 2006, the Company had assets totaling $47 and current liabilities of $86,791 attributable to unpaid Space Globe Technologies license fees, audit fees and general operating expenses. Since the Company's inception, it has received $124,779 in cash and services contributed as consideration for the issuance of shares of common stock.

     Salamon Group's working capital is presently minimal and there can be no assurance that the Company's financial condition will improve. The Company is expected to continue to have minimal working capital or a working capital deficit as a result of current liabilities. The Company, at inception, issued 1,500,000 shares of the Company's Common Stock to Mr. Salamon, the executive officer and director of Salamon Group, and 500,000 shares of the Company's Common Stock to White & Lee Investments, LP, an investment vehicle controlled by White & Lee LLP, former legal counsel to the Company, as founder shares. From April 2001 through September 30, 2006, the Company has received gross proceeds of $103,000 and received services valued at $21,779 from the issuance of a total of 2,515,010 and 1,447,810 shares of common stock, respectively. Even though management believes, without assurance, that it will obtain sufficient capital with which to implement its business plan on a limited scale, the Company is not expected to continue in operation without an infusion of capital. In order to obtain additional equity financing, management may be required to dilute the interest of existing shareholders or forego a substantial interest of its revenues, if any.

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

Net Operating Losses

     As of September 30, 2006, the Company has net operating losses of approximately $216,523 (restated).

Forward-Looking Statements

     This Form 10-QSB includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this Form 10-QSB which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), business strategy, expansion and growth of the Company's business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this Form 10-QSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

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

     The following are the detailed specifications of the proof-of-concept model: Battery and Alternator Specifications :

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

Battery and Alternator Specifications :

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

Canadian Patent Rules

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

     A Patent application (2,357,766) was filed in Canada by John Salamon on September 4, 2001. The application is “pending” and will be examined when informed by the Canadian Patent Office. Request for Examination started in August 2006. The Company intends to apply for

Patent in the US and other countries as soon as financially possible at a cost of approximately $20,000 or more. The Company feels it is necessary to file a Patent application in the United States as this might be one of its largest markets.

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

Sales and Marketing

     The Company is seeking potential qualified licensees, which will be granted the right to manufacture, market and sell the EPG. A qualified licensee will have a successful experience in marketing electronic devices, and will have knowledge of both sales strategies and electronic technology. Furthermore, a qualified licensee will have the network to place the EPG in appropriate large chain stores.

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

Consultants and Technicians :

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

Item 3. Controls and procedures

     As of September 30, 2006, an evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

(a) Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the CEO and CFO concluded that as of September 30, 2006 our disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company (or the Company’s consolidated subsidiaries) required to be included in the Company’s periodic filings with the SEC, subject to the various limitations on effectiveness set forth below under the heading, “LIMITATIONS ON THE EFFECTIVENESS OF INTERNAL CONTROLS,” such that the information relating to the Company, required to be disclosed in SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Remediation of Material Weakness in Internal Control

In connection with the December 31, 2006 audit, we determined that the Company’s policies and procedures did not provide for adequate management, oversight, and review of the Company’s accounting for the mathematical accuracy of our financial statements. These deficiencies resulted in the restatement of the Company’s consolidated financial statements for the period ended September 30, 2006 and the amendment to our Form 10-QSB for the period then ended.

The foregoing led our management to conclude that our disclosure controls and procedures were not effective as of September 30, 2006because of a material weakness in our internal controls over financial reporting.

In the fourth quarter of 2006, we implemented additional review procedures to ensure that a complete review is performed on all of our required filings. Such review will be done by our existing financial reporting personnel. As such, we believe that the remediation initiative outlined above was sufficient to eliminate the material weakness in internal control over financial reporting as discussed above.

(b) Changes in internal control over financial reporting. Other than as noted above, there have been no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Table of Contents

LIMITATIONS ON THE EFFECTIVENESS OF INTERNAL CONTROLS

The Company’s management, including the CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of the control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, and/or the degree of compliance with the policies or procedures may deteriorate.

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

     None

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

The following exhibits are filed with the Form 10-QSB/A:

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

Date: April 17, 2007

Salamon Group, Inc.

By:	/s/ “John E. Salamon”
John E. Salamon, President