Form 10KSB
period 2006-12-31
SALAMON GROUP INC
filed 2007-04-17
CIK 1274211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange
Act during the past 12 months (or for such shorter period that the registrant was required to file such
reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

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

Number of shares of the issuer’s common stock, $0.001 par value, outstanding as of March 31, 2007:
8,962,820 shares

Copies of Communications Sent to:

Claudia Losie
Boughton Law Corporation
595 Burrard Street, Suite 1000
Vancouver, British Columbia
Canada, V7X 1S8
Tel: (604) 647-4149 Fax: (604) 683-5317

ii

SALAMON GROUP, INC.
FORM 10-KSB
TABLE OF CONTENTS

iii

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

          Every public issuer of stock engaged in interstate business and which has total assets exceeding $1 million and has more than 750 shareholders is required to register its securities with the Securities and Exchange Commission under the Exchange Act of 1934. The Company has not reached these threshold requirements and is therefore exempt from required registration under Section 12(g) of the Exchange Act. However, a Form 10-SB registration statement has been filed on a voluntary basis in order to possibly enhance shareholder and investor confidence by way of full disclosure of the Company’s current status and financial condition. Registration may also allow the Company to establish a trading market on the OTC Bulletin Board. We believe that registration may assist in securing private investment capital which is needed to complete product testing, to establish a market for its product and to continue research and development of additional products.

          Since its inception, the Company has been involved in organizational and fund raising activities and the licensing, subsequent acquisition and further development of certain electrical generator technology from Space Globe Technologies Ltd., a private British Columbia, Canada corporation (“Space Globe Technologies”), founded and organized also by John Salamon, founder, president and director of Salamon Group, Inc. Space Globe Technologies was founded for the purpose of developing technologies and concepts in the field of “Alternative Energy Sources.” Alternative Energy Sources are those which are not supplied by the burning of fossil fuels or the splitting of atoms. Some of the alternative energy sources include solar energy, wind power, geothermal, tides and hydro power. Space Globe Technologies was incorporated in the Province of British Columbia, Canada in 1998 by John Salamon, the principal and sole shareholder of Space Globe Technologies. It was initially established as a management/consulting company and in which to develop ideas and concepts for power generation. The assets at present consist of a vehicle, office equipment and investments in Salamon group. Its current operation consists mainly of securing private investment capital to assist in funding the operations and growth of Salamon Group. From 1999 to 2001 Space Globe Technologies and Mr. Salamon developed the concept and design of an Electrical Power Generator (“EPG”) for home and office use and for emergency power backup situations. Mr. Salamon filed a patent application in Canada on September 4, 2001 for protection of the design of the EPG.

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

          On July 5, 2001, the Company entered into a Technology License Agreement with Space Globe Technologies whereby the Company agreed to pay $50,000 cash and issued 5,000,000 shares of Common Stock to Space Globe Technologies as license fees for the technology related to the EPG. The cost of the license was determined to be at an estimated cost of research and development time and materials expended by Space Globe Technologies for the development of the EPG. The 5,000,000 shares issued in connection with such Technology License Agreement were issued pursuant to Section 4(2) of the Act at an estimated fair value of $5,000 and the cash was subsequently paid from proceeds of private placements in Salamon Group.

          In January, 2005, Space Globe Technologies and Salamon Group replaced the license agreement with an agreement which transferred 100% ownership of and rights to the technology from Space Globe Technologies to Salamon Group for no additional compensation. John Salamon also assigned all rights to the patent pending to Salamon Group.

          In addition to the foregoing issuances, from April 2001 through December 31, 2006, Salamon Group received gross proceeds of $103,000 and received services valued at $21,779 from the issuance of a total of 2,515,010 and 1,447,810 shares of common stock, respectively.

          The Company intends to offer additional securities under Rule 506 and Regulation S to fund its short and medium term expansion plans.

          (b) Business of Registrant.

General

          Since its inception, the Company has been involved in organizational activities and has completed offerings of Common Stock pursuant to which it has received gross proceeds in the amount of $103,000 and received services valued at $21,779 from the issuance of 2,515,010 and 1,447,810 shares of common stock, respectively, and concluded the licensing and subsequent acquisition of an EPG from Space Globe Technologies. The Company has had no employees since its inception. It is anticipated that the Company's sole executive officer and director will receive a reasonable salary for services as the sole executive officer at such time as the Company commences business operations. This individual will devote such time and effort as may be necessary to participate in the day-to-day management of the Company.

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

          In January, 2005, Space Globe Technologies and Salamon Group in mutual agreement replaced the license agreement with an Agreement which transferred 100% ownership of and rights to the Technology to Salamon Group. John Salamon also assigned all rights to the patent pending to Salamon Group. Space Globe Technologies has already received compensation by way of the $50,000 cash and 5 million shares of common stock of the Company. Space Globe Technologies is no longer entitled to receive a 3% royalty on any sales of the Technology. The Company has completed development of the Technology and products containing the Technology, and is seeking licensees to manufacture and market the finished product.

Technology/Product

          The EPG device consists of an electric motor, an alternator, a regulator system, an inverter, a capacitor, an isolator, a primary battery and a secondary battery. These parts are all contained in a metal or plastic molded encasement. The primary 12 Volt battery supplies current and voltage to an inverter which converts the 12V DC voltage to 115V AC voltage. The AC voltage is then supplies power to any AC powered device such as a television, lamp, radio, small appliances, etc. (depending on required wattage).

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

Proof-of-Concept and Working Models

          A prototype was built by Space Globe Technologies in 2002 and was provided to Salamon Group for further development. In 2004, Salamon Group completed construction of a proof-of-concept model which is now available for demonstration to potential licensees. The encasement of the model measures 18”L x 11”W x 10.5”H and weighs approximately 60 pounds with all the components in it. The primary battery is a sealed deep cycle battery rated at 33AH with output voltage of 12 VDC and weighs 25 pounds. The secondary battery is also a sealed deep cycle unit with output voltage of 12 VDC and weighs 9 pounds.

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

Patent Pending

          A Patent application (2,357,766) was filed in Canada by John Salamon on September 4, 2001. The key element of the Patent application includes the unique assembly of the component parts. The application is “pending” and will be examined when formally requested by Salamon Group. It is anticipated that such request will be made within the next 12 months. The Company intends to apply for Patents in the US and other countries as soon as financially possible at a cost of approximately $20,000. The Company feels it is necessary to file a Patent application in the United States as this will be one of its largest markets. Request for examination of the Patent Application was made on September 4, 2006.

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

          The following discussion as it relates to the Company's medium and long term business objectives, is pertinent only if the Company is successful in obtaining sufficient debt and/or equity financing to commence operations.

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

          In its initial development phase, the Company is operating out of offices provided by Mr. Salamon.

          To implement the initial plan, the Company intends to initiate a private placement under Rule 506 in order to raise an additional $200,000. In the event such placement is successful, the Company believes that it will have sufficient operating capital to meet the initial goals and operating costs for a period of twelve months. In the event the Company is not successful in raising such funds, the Company believes that it will not be able to continue operations with existing funds and the financial support of Mr. Salamon beyond a period of nine to twelve months.

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

          The Company plans to monitor closely its medium term operations for approximately one year. If it has been successful in securing the necessary financing and if its operations are capable of sustaining itself, the Company intends to seek additional financing in the form of conventional bank financing, small business administration financing, venture capital or the private placement of corporate debt for a total of approximately $500,000. There can be no assurance that any of these financing sources will be available to the Company. The Company believes that such expansion will place the Company in a position to be a major presence in the alternative energy source technology market. If the Company's subsequent expansion is implemented, Mr. Salamon believes he will be able to oversee the entire operation with minimal additional personnel.

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

          The Company intends to focus primarily on the large “indoor” market for homes, offices, recreational vehicles, cottages, small warehouses, storage units, etc. We believe that the EPG will be readily accepted in the market place because it is portable, compact, price competitive, and does not require fueling. Our licensees could be soliciting some of the big retailers such as Wal-Mart, Zellers, Home Depot, Sears and Canadian Tire.

Risk Factors

          Before making an investment decision, prospective investors in our common stock should carefully consider, along with other matters referred to herein, the following risk factors inherent in and affecting our business.

          1. Development Stage Company. We were organized on April 27, 2001, and accordingly, are in the early form of our development stage and must be considered promotional. Management's efforts, since inception, have been allocated primarily to organizational and fund raising activities and completing a working model of the EPG. Our ability to establish ourself as a going concern is dependent upon the receipt of additional funds from operations or other sources to continue those activities. Potential investors should be aware of the difficulties normally encountered by a new enterprise in its development stage, including under-capitalization, cash shortages, limitations with respect to personnel, technological, financial and other resources and lack of a licensee base and market recognition. The likelihood that we will succeed must be considered in light of the problems, expenses and delays frequently encountered in connection with the competitive environment in which we will operate. Our success depends to a large extent on Mr. Salamon's abilities and effectiveness in successfully building a large and profitable licensee base. There is no guarantee that our proposed activities will attain the level of recognition and acceptance necessary for us to become viable. There is intense competition in the marketplace, several competitors are large public companies which are already positioned in the business and which are better financed than us. There is no guarantee that the patent pending in Canada and the patent application to be filed in the U.S. will completely deter anyone from copying the concept and design of the EPG. This could adversely impact on the success of the market of licenses. There can be no assurance that we, with our very limited capitalization, will be able to compete with these companies and achieve profitability.

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

          3. Minimal Working Capital and Net Worth. As of December 31, 2006, we had cash of $30 and a working capital deficit of $99,280. On that date, we had a negative net worth of $99,280. Our working capital is presently minimal and there can be no assurance that our financial condition will improve. We are expected to continue to have minimal working capital or a working capital deficit as a result of current liabilities. Even though management believes, without assurance, that it will obtain sufficient capital with which to implement its business plan on a limited scale, we are not expected to continue in operation after twelve (12) months without an infusion of capital. In order to obtain additional equity financing, management may be required to dilute the interest of existing shareholders or forego a substantial portion of its revenues, if any. (See Part I, Item 1. “Description of Business”)

          4. Need for Additional Capital. Going Concern Modification Expressed by Independent Registered Public Accounting Firm. Without an infusion of capital or profits from operations, we are not expected to continue in operation after the expiration of the period of twelve (12) months from the date hereof. Accordingly, we are not expected to become a viable business entity unless additional equity and/or debt financing is obtained. Our independent registered public accounting firm has expressed this as a “going concern” modification in its report. We do not anticipate the receipt of operating revenues until management successfully implements its business plan, which is not assured. Further, we may incur significant unanticipated expenditures which will deplete its capital at a more rapid rate because of among other things, the development stage of its business, its limited personnel and other resources and its lack of clients and market recognition.

          5. Dependence on Management. Our possible success is expected to be largely dependent on the continued services of Mr. Salamon. Mr. Salamon is expected to devote only such time and effort to our business and affairs as may be necessary to perform his responsibilities as our sole executive officer. The loss of the services of Mr. Salamon could adversely affect the conduct of our business and our prospects for the future. We presently hold no key-man life insurance on Mr. Salamon, and have no employment contract or other agreement. Mr. Salamon is to date the sole evaluator of the technical and commercial merits and performance of the EPG. As well, Mr. Salamon lacks prior experience in developing marketable products and managing business enterprises.

          6. No Existing Customer or Licensee Base. We were only recently organized. We currently have no existing customers and are in negotiations with only one potential licensee. The very limited funding currently available to us will not permit it to commence business operations except on a very limited scale.

There can be no assurance that the debt and/or equity financing, which is expected to be required by us in order for us to continue in business after the expiration of the next twelve months, will be available. We have no customers or licensees presently and there can be no assurance that we will be successful in obtaining customers or licensees. As well, the marketability of licenses may be adversely impacted because we have limited patent protection on the EPG product. Management believes that we must, in order to survive, ultimately generate a large dollar amount of sales and license revenues from a high number of customers and licensees. We could be expected to experience substantial difficulty in attracting the high volume of customers and licensees.

          7. High Risks and Unforeseen Costs Associated with Our Entry Into the Energy Generation Technology Industry. There can be no assurance that the costs associated with the development of our technology and business partner relationships will not be significantly greater than those estimated by us. Therefore, we may expend significant unanticipated funds or significant funds may be expended by us without establishing a business.

          8. Competition. The markets in which we are engaged is subject to vigorous competition. Our competitors include American Honda Motor Co., Inc., Coleman Powermate, Inc. and Generac Power Systems, Inc., all of which have far greater financial and marketing resources than us. To the extent that such competitors aggressively protect their existing market share through developing new energy generation technologies and products and the reduction of pricing and the providing of other purchasing incentives to our targeted clients, our financial condition, results of operations or cash flows could be materially and adversely affected.

          9. Absence of Public Market for Shares. On the date that was 60 days after the initial date of filing of the Form 10-SB on December 30, 2003, our shares of common stock became registered under the Securities and Exchange Act of 1934. There is no public market for the shares of common stock and no assurance that one will develop and the registration of the shares under the Exchange Act will not necessarily enable us to create a viable trading market for its shares and will not necessarily increase our ability to raise capital. Of such shares, we have has issued 7,000,000 shares of common stock to persons affiliated with us pursuant to an exemption from registration provided by Section 4(2) of the Act and Regulation D promulgated thereunder. These shares are “restricted securities”. Rule 144 of the Act provides, in essence, that a minimum of one year must elapse between the date of the acquisition of the restricted securities from us or from an affiliate of ours, and any resale of such securities in reliance on Rule 144. If restricted securities are sold by an affiliate of us, the amount of securities sold, together with all sales of restricted and other securities of the same class for the account of such person within the preceding three months, must not exceed one percent of our outstanding shares. The amount of restricted securities sold by any person other than an affiliate of ours, together with all other sales of restricted securities of the same class for the account of such person within the preceding three months, must not exceed one percent of our outstanding shares, unless the conditions in Rule 144(k) are satisfied.

Provided a period of at least two years has elapsed since the date the restricted securities were acquired from us or from an affiliate of ours, a non-affiliate of ours may sell their securities in compliance with Rule 144(k) without regard to volume limitations or other restrictions. Resales of the free-trading shares of common stock by “affiliates, control persons and/or underwriters” of us, as those terms are defined in the Act, will be subject indefinitely to the volume limitations, described in paragraph (e) of Rule 144. Any transfer or resale of the shares of our common stock will be subject, in addition to the Federal securities laws, to the “blue sky” laws of each state in which such transfer or resale occurs. A total of 8,962,820 shares of our common stock are available for resale under Rule 144. Sales of shares of common stock under Rule 144 may have a depressive effect on the market price of our common stock, should a public market develop for such stock. Such sales also might impede future financing by us.

          10. No Dividends. While payments of dividends on the common stock rests with the discretion of the Board of Directors, there can be no assurance that dividends can or will ever be paid. Payment of dividends is contingent upon, among other things, future earnings, if any, and our financial condition, capital requirements, general business conditions and other factors which cannot now be predicted. It is highly unlikely that cash dividends on the common stock will be paid by us in the foreseeable future.

          11. No Cumulative Voting. The election of directors and other questions will be decided by a majority vote. Since cumulative voting is not permitted and less than one-half of our outstanding common stock constitute a quorum, investors who purchase shares of our common stock may not have the power to elect even a single director and, as a practical matter, the current management will continue to effectively control us.

          12. Control by Existing Management and Stockholders. The present shareholders of our common stock will, by virtue of their percentage share ownership and the lack of cumulative voting, be able to elect the entire Board of Directors, establish our policies and generally direct our affairs. As well, John Salamon, an officer and director of ours, controls a substantial majority of its outstanding common stock. Accordingly, persons investing in our common stock will have no significant voice our management, and cannot be assured of ever having representation on the Board of Directors.

          13. Potential Anti-Takeover and Other Effects of Issuance of Preferred Stock May Be Detrimental to Common Shareholders. We are authorized to issue up to 10,000,000 shares of preferred stock with no par value (hereinafter referred to as the “Preferred Stock”); none of which shares has been issued. The issuance of Preferred Stock does not require approval by the shareholders of our common stock. Holders of Preferred Stock may have the right to receive dividends, certain preferences in liquidation and conversion and other rights; any of which rights and preferences may operate to the detriment of the shareholders of our common stock. Further, the issuance of any shares of Preferred Stock having rights superior to those of our common stock may result in a decrease in the value of market price of the common stock provided a market exists, and additionally, could be used by the Board of Directors as an anti-takeover measure or device to prevent a change in control.

          14. No Secondary Trading Exemption. In the event a market develops in our shares, of which there can be no assurance, secondary trading in the common stock will not be possible in each state until the shares of common stock are qualified for sale under the applicable securities laws of the state or we verify that an exemption, such as listing in certain recognized securities manuals, is available for secondary trading in the state. There can be no assurance that we will be successful in registering or qualifying the common stock for secondary trading, or availing itself of an exemption for secondary trading in the common stock, in any state. If we fail to register or qualify, or obtain or verify an exemption for the secondary trading of, the common stock in any particular state, the shares of common stock could not be offered or sold to, or purchased by, a resident of that state. In the event that a significant number of states refuse to permit secondary trading in our common stock, a public market for the common stock will fail to develop and the shares could be deprived of any value.

          15. Possible Adverse Effect of Penny Stock Regulations on Liquidity of Common Stock in Any Secondary Market. In the event a market develops in our shares, of which there can be no assurance, then if a secondary trading market develops in the shares of common stock of ours, of which there can be no assurance, the common stock is expected to come within the meaning of the term “penny stock” under 17 CAR 240.3a51 -1 because such shares are issued by a small company; are low-priced (under five dollars); and are not traded on NASDAQ or on a national stock exchange. The Securities and Exchange Commission has established risk disclosure requirements for broker-dealers participating in penny stock transactions as part of a system of disclosure and regulatory oversight for the operation of the penny stock market. Rule 15g-9 under the Securities Exchange Act of 1934, as amended, obligates a broker-dealer to satisfy special sales practice requirements, including a requirement that it make an individualized written suitability determination of the purchaser and receive the purchaser's written consent prior to the transaction. Further, the Securities Enforcement Remedies and Penny Stock Reform Act of 1990 require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure instrument that provides information about penny stocks and the risks in the penny stock market. Additionally, the customer must be provided by the broker-dealer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and the salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. For so long as our common stock is considered penny stock, the penny stock regulations can be expected to have an adverse effect on the liquidity of the common stock in the secondary market, if any, which develops.

          16. Patent Pending and Absence of a Patent. The absence of an issued patent could have an adverse affect on the ability of us to secure manufacturing and marketing licensees. Potential licensees may be unwilling to pay to license technology that is not patented or for which a patent will not be granted.

          17. Technical Limitations. The performance limitations of the EPG are related to the capacity of the batteries. If a small capacity battery is used with a heavy load, the batteries will deplete sooner than if used with a lighter load. If the primary battery is being drained faster than the generator can recharge the battery, then the entire system will eventually cease working and the battery would have to be re-charged from an outside source. An external power supply for the EPG may also be needed in the event that both the primary and secondary batteries become completely depleted after a long period of dormant storage. This limits the EPG’s utility to providing power for smaller appliances and thus puts some limitations on its commercial appeal. We have not yet tested the EPG to determine how long it can supply power before both batteries become depleted.

          18. If we fail to maintain effective internal controls over financial reporting, the price of our common stock may be adversely affected. Our internal control over financial reporting may have weaknesses and conditions that need to be addressed, the disclosure of which may have an adverse impact on the price of our common stock. We are required to establish and maintain appropriate internal controls over financial reporting. Failure to establish those controls, or any failure of those controls once established, could adversely impact our public disclosures regarding our business, financial condition or results of operations. In addition, management's assessment of internal controls over financial reporting may identify weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting, disclosure of management's assessment of our internal controls over financial reporting or disclosure of our public accounting firm's attestation to or report on management's assessment of our internal controls over financial reporting may have an adverse impact on the price of our common stock.

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

Item 4. Submission of Matters to a Vote of Security Holders.

          No matters were submitted to a vote of our stockholders during the fourth quarter of the fiscal year ended December 31, 2006.

PART II

Item 5. Market for Equity Securities and Other Shareholder Matters.

Market Information

          There has been no established public trading market for the Common Stock since the Company's inception on April 27, 2001.

Holders

          As of December 31, 2006, the Company had 41 shareholders of record of its 8,962,820 outstanding shares of Common Stock.

Dividends

          The Company has never paid or declared any dividends on its Common Stock and does not anticipate paying cash dividends in the foreseeable future.

Transfer Agent

          The transfer agent for the Common Stock is Signature Stock Transfer, Inc., 2301 Ohio Drive, Suite #100, Plano, Texas 75093. Tel: 972-612-4120, Fax: 972-612-4122. Co. # 0863. CUSIP Number 793893 10 8.

Recent Sales of Unregistered Securities

          On April 27, 2001, the Company issued 1,500,000 shares of restricted Common Stock with a value of $0.001 per share or $1,500 to Mr. John E. Salamon, the President and Director of the Company and record and beneficial owner of approximately 72.5% of the Company's outstanding Common Stock, in consideration and exchange therefore for $1,500 cash in connection with the organization of Salamon Group, Inc. The founders shares were issued pursuant to 4(2) of the Act to its then sole shareholder and sole director.

          On April 27, 2001, the Company issued 500,000 shares of the Company's Common Stock with a value of $0.001 per share or $500 to White & Lee Investments, LP, an investment vehicle controlled by White & Lee LLP, legal counsel to the Company, as founders’ shares.

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

          The foregoing issuances of a total of 8,962,820 shares of Common Stock were all made in an offering conducted pursuant to Section 4(2) of the Act and Regulation S to friends, business associates and family members, all residents of Canada. These offerings were made in the Provinces of British Columbia and Alberta, Canada. No underwriter was employed in connection with the offering and sale of the shares.

          The facts relied upon by the Company to make the Regulation S exemptions available include the following: (i) the aggregate offering price for the offering of the shares of Common Stock did not exceed $1,000,000, less the aggregate offering price for all securities sold within the twelve (12) months before the start of and during the offering of the shares in reliance on any exemption under Section 3(b) of, or in violation of Section 5(a) of, the Act; (ii) no general solicitation or advertising was conducted by the Company in connection with the offering of any of the shares; and (iii) the fact that the Company has not been since its inception (a) subject to the reporting requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended; (b) an “Investment Company” within the meaning of the Investment Company Act of 1940, as amended; or (c) a development stage Company that either has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person.

Item 6. Management's Discussion and Analysis or Plan of Operation.

Plan of Operation

          Since its inception, we have conducted no business operations except for organizational and capital raising activities and the completion of a working model of the Power generator. For the period from inception (April 27, 2001) through December 31, 2006, we had no revenue from operations and accumulated operating expenses amounted to $229,059. We propose to aggressively compete in the alternative energy source technology market.

          As reported in the Report of Independent Registered Public Accounting Firm on our December 31, 2006 financial statements, we have suffered recurring losses from operations, has a working capital deficit and has a deficit accumulated during the development stage. These items, among others, raise substantial doubt about our ability to continue as a going concern.

          We plan to generate revenues through the sale of manufacturing and marketing licenses on a world-wide basis.

          We will also be involved in research and development activities over the next 2 years. We will search for a private investment group to provide up to $200,000 CAD, to cover the costs of product development. All products will be licensed to other corporations for manufacturing, thus no additional money is anticipated to be used to manufacture and/or distribute. At this point in time, major development activities will be on hold till further financing is available.

          Future research and development will be focused on smaller, portable EPGs utilizing the same design and adding a solar power component. Mr. Salamon has a conceptual design and will proceed with plans when funding allows.

          We are not planning to purchase a plant or equipment at this time but rather to enter into licensing agreements to manufacture and market the products. The majority of the development of the technology was completed in early 2003 so the consulting and technical services were no longer required. It is anticipated that further R&D will commence when funding allows.

          If we are unable to generate sufficient revenue from operations to implement its plans, management intends to explore all available alternatives for debt and/or equity financing, including but not limited to private and public securities offerings. Depending upon the amount of revenue, if any, generated by us, management anticipates that it will be able to satisfy its cash requirements for the next approximately nine to twelve months without raising funds via debt and/or equity financing or from third party funding sources.

          Accordingly, management expects that it will be necessary for us to raise additional funds in the event that we are unable to generate any revenue from operations and if only a minimal level of revenue is generated in accordance with management's expectations.

          Mr. Salamon, at least initially, will be solely responsible for developing our business. However, at such time, if ever, as sufficient operating capital becomes available, he expects to employ additional staffing. In addition, we expect to continuously engage in market research in order to monitor new market trends and other critical information deemed relevant to our business.

          As reported in the Report of Independent Registered Public Accounting Firm on our December 31, 2006 consolidated financial statements, the Company has suffered recurring losses from operations and has a working capital deficit that raises substantial doubt about our ability to continue as a going concern.

Financial Condition, Capital Resources and Liquidity

          At December 31, 2006, we have assets totaling $30 and current liabilities of $99,310. Since our inception, it has received $129,779 in cash and services contributed as consideration for the issuance of shares of common stock.

          Our working capital is presently minimal and there can be no assurance that our financial condition will improve. We are expected to continue to have minimal working capital or a working capital deficit as a result of current liabilities. We, at inception, issued 1,500,000 shares of our common stock to Mr. Salamon, our sole executive officer, and 500,000 shares our common stock to White & Lee Investments, LP, an investment vehicle controlled by White & Lee LLP, our former legal counsel, as founders’ shares. From April 2001 through December 31, 2003, we received gross proceeds of $103,000 and received services valued at $21,779 from the issuance of a total of 2,515,010 and 1,447,810 shares of common stock, respectively. These offerings were made in the Provinces of British Columbia and Alberta, Canada. Mr. Salamon has been and remains solely responsible for identifying investors and completing all share sales. There are no existing agreements or arrangements with anyone else relating to future sales of additional securities. Even though management believes, without assurance, that it will obtain sufficient capital with which to implement its business plan on a limited scale, we are not expected to continue in operation without an infusion of capital. In order to obtain additional equity financing, management may be required to dilute the interest of existing shareholders or forego a substantial interest of its revenues, if any. Our ability to continue as a going concern is dependent upon its ability to attract a sufficiently large and profitable licensee base to license its electrical generator technology.

          To implement such plan, also during this initial phase, we intend to initiate a self-directed private placement under Rule 506 in order to raise an additional $200,000. In the event such placement is successful, we believe that it will have sufficient operating capital to meet the initial expansion goals and operating costs for a period of one year.

Net Operating Losses

          As of December 31, 2006, we have accumulated net operating losses of $229,059.

Forward-Looking Statements

          This Form 10-KSB includes “forward-looking statements.” All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-KSB which address activities, events or developments which we expect or anticipate will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), business strategy, expansion and growth of our business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by us in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with our expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by us; changes in laws or regulation; and other factors, most of which are beyond our control. Consequently, all of the forward-looking statements made in this Form 10-KSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequence to or effects on us or our business or operations. We assume no obligations to update any such forward-looking statements.

Item 7. Financial Statements.

Exhibit 99.1, “Salamon Group Financial Statements” is incorporated herein by reference.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures.

Evaluation and Disclosure Controls and Procedures

Management, including our Chief Executive Officer has established and is currently maintaining disclosure controls and procedures and internal control over financial reporting for our Company. Our Chief Executive Officer has evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the fiscal year ended December 31, 2006. Based on that evaluation, the Chief Executive Officer has concluded that these disclosure controls and procedures are effective for gathering, communicating to management, analyzing, and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Controls

During the quarter ended December 31, 2006, we expanded our internal review procedures to remediate the material weakness noted during the quarter ended September 30, 2006. The implementation of the more comprehensive review by our financial personnel and consultants was to improve our disclosure controls and procedures.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons of the Company

Directors and Executive Officers

          Set forth below are the names, ages, terms of office and positions of our executive officers and directors.

Name	Age	Term of Office	Position

John E. Salamon	60	Directorship subject to annual election by shareholders	President, Secretary, Treasurer and Director

Bruce Larway	53	1 year	Director

          All directors hold office until the next annual meeting of our shareholders and until their successors have been elected and qualify. Officers serve at the pleasure of the Board of Director. The directors will devote such time and effort to the business and affairs of the Company as may be necessary to perform their responsibilities.

          Aside from Mr. Salamon, there are no other persons whose activities will be material to our operations at this time. Mr. Salamon is our sole “promoter” as such term is defined under the Act. However as finances allow, we will engage management and other personell as required in such areas as finance, administration, sales and marketing, research and development, and overall management.

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

          Bruce Larway is a founder, Director, and Vice President of Chariot Express, a 25 year old successful courier and trucking company in Calgary, Alberta, Canada. Mr Larway is responsible for the general operations of the business as well as customer relations.

Significant Employees

          We have no employees. Mr. Salamon is currently responsible for all of our business activities.

Family Relationships

          There are no family relationships between or among our executive officers and director.

Item 10. Executive Compensation.

          We, in consideration for $1,500 cash, issued to Mr. Salamon, our executive officer, 1,500,000 shares of restricted common stock in 2001. Except for the above-described compensation, it is not anticipated that any executive officer of ours will receive any cash or non-cash compensation for his or her services in all capacities to us until such time as we commence business operations. At such time as we commence operations, it is expected that the Board of Directors will approve the payment of salaries in a reasonable amount to each of its officers for their services in the positions. At such time, the Board of Directors may, in its discretion, approve the payment of additional cash or non-cash compensation to the foregoing for their services to us.

          We do not provide officers with pension, stock appreciation rights, long-term incentive or other plans but has the intention of implementing such plans in the future. In addition, Mr. Salamon is not currently under an employment agreement.

Compensation of Directors

          We have no standard arrangements for compensating our directors for their attendance at meetings of the Board of Directors.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

          The following table sets forth information as of December 31, 2006 regarding the ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five per cent of its outstanding shares of common stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of common stock beneficially owned.

		Amount and
Title of	Name and Address of Beneficial	Nature of	Percent
Class	Owner	Beneficial Owner	of Class

Common	John E. Salamon 302-1028 Alberni St. Vancouver, BC V6E 1A3	6,500,000[1]	72.5%
Common	Bruce Larway, Calgary, AB	530,464	5.9%
Common	White & Lee Investments 545 Middlefield Road, Suite 250 Menlo Park, California 94025	500,000[2]	5.6%
	Officers and directors as a group (2)	7,030,464	78.4%

1 Mr. Salamon is the President and a Director of ours. His beneficial ownership consists of 1,500,000 shares personally held by Mr. Salamon and 5,000,000 shares owned by Space Globe Technologies Ltd., a Canadian corporation wholly owned by John E. Salamon.

2 White & Lee Investments is an investment vehicle controlled by White & Lee LLP, our former legal counsel.

Item 12. Certain Relationships and Related Transactions.

          We pay no rent for its office space. We utilize the office space of another business owned and operated by Mr. Salamon.

          On April 27, 2001, we issued 1,500,000 shares of restricted common stock to Mr. John E. Salamon, the President and Director of ours and record and beneficial owner of approximately 71.4% of our outstanding common stock, in consideration and exchange therefore for $1,500 cash in connection with the organization of Salamon Group, Inc.

          On April 27, 2001, we issued 500,000 shares of our common stock to White & Lee Investments, an investment vehicle controlled by White & Lee LLP, our former legal counsel, in consideration and exchange therefore for $500 cash in connection with the organization of Salamon Group, Inc.

          On July 5, 2001, we entered into a Technology License Agreement with Space Globe Technologies whereby we licensed from Space Globe Technologies certain electrical generator technology which we believe to be proprietary (the “Technology”). As consideration for the license to use the Technology, we agreed to pay Space Globe Technologies $50,000 and issued to Space Globe Technologies 5,000,000 shares of our common stock and granted Space Globe Technologies a royalty of 3% of all gross sales of the Technology. A patent application for the Technology has been filed with the Canadian Intellectual Property Office (Application Number 2,357,766). We received a nonexclusive, nontransferable, worldwide license to manufacture, use and sell the Technology as incorporated into our products, as well as the right to appoint distributors to distribute the Technology, as incorporated into our products. Space Globe Technologies Ltd. is a Canadian corporation wholly owned by John E. Salamon.

          In January, 2005, Space Globe Technologies and Salamon Group in mutual agreement replaced the license agreement with an Agreement which transferred 100% ownership of and rights to the Technology to Salamon Group for no additional compensation. John Salamon also assigned all rights to the patent pending to Salamon Group.

          In 2006, Space Globe advanced $29,639 to us for working capital. To date Space Globe Technologies has advanced $82,217 to us for working capital.

          At the current time, we have no provision to issue any additional securities to management, promoters or their respective affiliates or associates.

Item 13. Exhibits.

Exhibit	Description
No.

2.1	Articles of Incorporation	(1)

2.2	Bylaws	(1)

2.3	Initial List of Officers, Directors and Registered Agent	(1)

6.1	Technology License Agreement with Space Globe Technologies, Ltd.	(1)

7.1	Filings for Canadian Patent Application No. 2,357,766	(1)

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act	(2)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	(2)

99.1	Salamon Group financial statements for the fiscal years ended December 31, 2006 and 2005 together with Report of Independent Registered Public Accounting Firm.	(2)

(1)	Previously filed in the Registration Statement on Form 10-SB of Salamon Group, Inc. (File No. 000- 50530).
(2)	Filed herewith.

Item 14. Principal Accountant Fees and Services.

(1) Audit Fees

The aggregate fees billed for professional services rendered by our principal accountants for the audit of the Registrant's annual financial statements and review of the financial statements included in the Registrant's Forms 10-KSB and 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2006 and 2005 were approximately $32,000 and $5000 total of Manning Elliott 2005 audit and Q fees, respectively.

(2) Audit Related Fees

There were no audit related fees for professional services rendered for fiscal years 2006 and 2005.

(3) Tax Fees

There were no tax fees rendered for fiscal years 2006 and 2005.

(4) All Other Fees

Not applicable.

(5) Audit Committee Policies and Procedures

The Registrant does not have an audit committee. The Board of Directors of the Registrant approved all of the services rendered to the Registrant by its principal accountants for fiscal years 2006 and 2005.

SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SALAMON GROUP, INC.

Dated: April 16, 2007	By:	/s/ John E. Salamon
John E. Salamon, President