Form 10QSB
period 2007-03-31
SALAMON GROUP INC
filed 2007-05-09
CIK 1274211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 8,962,820 as of
March 31, 2007.

Copies of Communications Sent to:
Claudia Losie
Boughton Law Corporation
595 Burrard Street, Suite 1000
Vancouver, BC, Canada, V7X 1S8
Tel: (604) 687-6789
Fax: (604) 683-5317

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

SALAMON GROUP, INC.
(A Development Stage Company)
BALANCE SHEET

March 31,
2007
(unaudited)
ASSETS
Current assets:
Cash	$59
Total assets	$59

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$41,854
Due to related party	89,583
Total current liabilities	131,437

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, no par value; 10,000,000 shares authorized; no shares issued
and outstanding	-
Common stock, $0.001 par value; 40,000,000 shares authorized; 8,962,820 shares
issued and outstanding	8,963
Additional paid-in capital	120,816
Deficit accumulated during the development stage	(261,157)
Total stockholders’ deficit	(131,378)

$59

SALAMON GROUP, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(unaudited)

			Accumulated
			From April 27,
			2001
			(Inception) to
	Three Months Ended March 31,		March 31,
	2007	2006	2007

GENERAL AND ADMINISTRATIVE
EXPENSES:
Amortization of intangible asset	$-	$-	$55,000
Depreciation of property and equipment	-	70	4,515
Consulting and technical services	-	-	11,109
Foreign exchange	-	24	4,208
Interest and bank charges	20	13	542
Office, telephone and miscellaneous	1,500	1,500	30,222
Professional fees	27,895	286	103,154
Transfer agent and filing fees	1,183	130	15,530
Travel and entertainment	1,500	1,500	36,877

Net loss	$(32,098)	$(3,523)	$(261,157)

Loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding	8,962,820	8,962,820

SALAMON GROUP, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(unaudited)

	For The Three	For The Three	Accumulated From
	Months Ended	Months Ended	April 27, 2001
	March 31,	March 31,	(Inception) to
	2007	2006	March 31, 2007

Cash flows from operating activities:
Net loss for the period	$(32,098)	$(3,523)	$(261,157)
Adjustments to reconcile net loss to net cash used in
operating activities:
Amortization of intangible asset	-	-	55,000
Depreciation of property and equipment	-	70	4,515
Estimated fair value of common stock issued for services	-	-	21,779
Changes in operating assets and liabilities:
Accounts payable	24,761	(2,112)	41,854

Net cash used in operating activities	(7,337)	(5,565)	(138,009)

Cash flows from investing activities:
Purchase of property and equipment	-	-	(4,515)
Purchase of license	-	-	(50,000)

Net cash used in investing activities	-	-	(54,515)

Cash flows from financing activities:
Advances from related party, net	7,366	5,540	89,583
Issuance of common stock for cash	-	-	103,000

Net cash provided by financing activities	7,366	5,540	192,583

Change in cash	29	(25)	59

Cash, beginning of period	30	25	-

Cash, end of period	$59	$-	$59

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-	$-
Income tax	$-	$-	$-

Noncash:
Estimated fair value of common stock issued for license	$-	$-	$5,000

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

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern. At March 31, 2007, the Company has no revenues to date, has accumulated losses of $261,157 and a working capital deficit of $131,378 and expects to incur further losses in the development of its business, all of which cast substantial doubt about the Company’s ability to continue as a going concern. Management plans to continue to provide for the Company's capital needs during the year ending December 31, 2007 by issuing debt and equity securities and by the continued support of a related party. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. There is no assurance that funding will be available to continue the Company’s business operations.

On July 5, 2001, the Company entered into a licensing agreement with Space Globe Technologies Ltd. ("Space Globe"), a Canadian corporation. The agreement allows the Company to use certain technology with respect to a power cell technology used for internal and external electrical applications.

In January 2005, Space Globe and Salamon Group in mutual agreement replaced the license agreement with an Agreement which transferred 100% ownership of and rights to Space Globe’s technology to Salamon Group for no compensation. John Salamon also assigned all rights to the patent pending to Salamon Group.

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

	(b)	Basic and diluted net loss per share

The Company computes net loss per share in accordance with SFAS No. 128, “Earnings per Share”. SFAS No. 128 requires presentation of both basic and diluted earnings per shares (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, convertible preferred stock and convertible debt, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all potentially dilutive common shares if their effect is antidilutive. At March 31, 2007 and 2006, there are no potentially dilutive instruments outstanding.

SALAMON GROUP, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

	(c)	Revenue recognition

Revenues from the sale of products will be recorded when the product is shipped, title and risk of loss have transferred to the purchaser, payment terms are fixed or determinable and payment is reasonably assured. Revenues from service contracts will be recognized when performance of the service is complete or over the term of the contract.

	(d)	Income taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 “Accounting for Income Taxes” as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

	(e)	Use of estimates

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the amounts reported in these financial statements and the accompanying notes. Actual results could differ from those estimates.

	(f)	Financial instruments

The fair values of cash and equivalents, accounts payable, and amounts due to related party approximate their carrying values due to the immediate or short-term maturity of these financial instruments.

	(g)	Comprehensive income

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2007, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

	(h)	Foreign currency transactions/balances

Transactions in currencies other than the U.S. dollar are translated at the rate in effect on the transaction date. Any balance sheet items denominated in foreign currencies are translated into U.S. dollars using the rate in effect on the balance sheet date.

	(i)	Basis of presentation of financial statements

The accompanying unaudited financial statements have been prepared by Company in accordance with accounting principles generally accepted in the United Sates of America for interim financial information, and pursuant to the instructions to Form 10- QSB and Item 301(b) of Regulation S-B promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2006, contained in the Company’s Annual Report on Form 10-KSB, as filed with the SEC. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year.

SALAMON GROUP, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

	(j)	Indemnities and Guarantees

During the normal course of business, the Company has made certain indemnities and guarantees under which it may be required to make payments in relation to certain transactions. The Company indemnifies its directors, officers, employees and agents to the maximum extent permitted under the laws of the State of Nevada. These indemnities include certain agreements with the Company's officers under which the Company may be required to indemnify such person for liabilities arising out of their employment relationship. The duration of these indemnities and guarantees varies and, in certain cases, is indefinite. The majority of these indemnities and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not been obligated to make significant payments for these obligations and no liabilities have been recorded for these indemnities and guarantees in the accompanying balance sheet.

3.	Related Party Transactions

	(a)	Amounts owing to or from Space Globe are unsecured, non-interest bearing and are due on demand. Space Globe is related to the Company by way of a director and shareholder in common.

(b)

During the period ended March 31, 2007, the Company shared office space and travel arrangements with another entity owned by its executive officer. During the three months ended March 31, 2007 and 2006, the Company incurred approximately $1,500 of allocated rent expense and travel expense, respectively.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Forward-Looking Statements

     This Form 10-QSB includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this Form 10-QSB which address activities, events or developments which we expect or anticipate will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), business strategy, expansion and growth of our business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate in the circumstances. However, whether actual results or developments will conform with our expectations and predictions are subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by us; changes in laws or regulation; and other factors, most of which are beyond our control. Consequently, all of the forward-looking statements made in this Form 10-QSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequence to or effects on us or our business or operations. We assume no obligations to update any such forward-looking statements.

Business Development.

     We were organized under the laws of the State of Nevada on April 27, 2001. We are a developmental stage company organized by John E. Salamon. Our aim is to develop, license and/or acquire certain electrical generator technologies which we believe to be proprietary. Our offices are presently located at 302-1028 Alberni Street, Vancouver, B.C., Canada, V6E 1A3 and our telephone number is (604) 408-3861. Our Nevada registered agent is National Registered Agents, Inc. of NV, 1100 East William Street, Suite 207, Carson City, NV 89701.

     Every public issuer of stock engaged in interstate business and which has total assets exceeding $1 million and has more than 750 shareholders is required to register its securities with the Securities and Exchange Commission under the Exchange Act of 1934. We have not reached these threshold requirements and are therefore exempt from required registration under Section 12(g) of the Exchange Act. However, a Form 10-SB registration statement has been filed on a voluntary basis in order to possibly enhance shareholder and investor confidence by way of full disclosure of our current status and financial condition. Registration may also allow us to establish a trading market on the OTC Bulletin oard. We believe that registration may assist in securing private investment capital which is needed to complete product testing, to establish a market for our product and to continue research and development of additional products.

     Since our inception, we have been involved in organizational and fund raising activities and the licensing, subsequent acquisition and further development of certain electrical generator technology from Space Globe Technologies Ltd., a private British Columbia, Canada corporation (“Space Globe Technologies”), founded and organized also by John Salamon. Space Globe Technologies was founded for the purpose of developing technologies and concepts in the field of “Alternative Energy Sources.” Alternative Energy Sources are those which are not supplied by the burning of fossil fuels or the splitting of atoms. Some of the alternative energy sources include solar energy, wind power, geothermal, tides and hydro power. Space Globe Technologies was incorporated in the Province of British Columbia, Canada in 1998 by John Salamon. It was initially established as a management/consulting company and in which to develop ideas and concepts for power generation. The assets at present consist of a vehicle, office equipment and investments in us. Its current operation consists mainly of securing private investment capital to assist in funding the operations and growth of us. From 1999 to 2001 Space Globe and Mr. Salamon developed the concept and design of an Electrical Power Generator (“EPG”) for home and office use and for emergency power backup situations. Mr. Salamon filed a patent application in Canada on September 4, 2001 for protection of the design of the EPG.

     We initially distributed to Mr. Salamon and White & Lee Investments, L.P. a total of 1,500,000 and 500,000 shares, respectively, of common stock, $0.001 par value per share (“Common Stock”). These founders shares were issued pursuant to Section 4(2) of the Securities Act of 1933 (the “Act”).

     We were formed by Mr. Salamon for the purpose of pursuing his business plan of developing technologies and concepts in the field of “Alternative Energy Sources” in a newly established Nevada corporation. All transactions described below between us and Space Globe Technologies were incidental to the transfer of assets to us in connection with the reorganization of these two entities under Mr. Salamon’s common control.

     On July 5, 2001, we entered into a Technology License Agreement with Space Globe Technologies whereby we agreed to pay $50,000 cash and issued 5,000,000 shares of Common Stock to Space Globe Technologies as license fees for the technology related to the EPG. The cost of the license was determined to be at an estimated cost of research and development time and materials expended by Space Globe for the development of the EPG. The 5,000,000 shares issued in connection with such Technology License Agreement were issued pursuant to Section 4(2) of the Act at their par value of $0.001 each and the cash was subsequently paid from proceeds of private placements in us.

     In January 2005, Space Globe Technologies and Salamon Group replaced the license agreement with an agreement which transferred 100% ownership of and rights to the technology were transferred from Space Globe Technologies to us for no additional compensation. John Salamon also assigned all rights to the patent pending to us.

     In addition to the foregoing issuances, from April 2001 through March 31, 2007, we received gross proceeds of $124,779 (including $103,000 in cash and services valued at $21,779) from the sale of a total of 1,962,820 shares of Common Stock in an offering conducted pursuant to Section 4(2) of the Act and Regulation S. These offerings were made in the Provinces of British Columbia and Alberta, Canada.

     We intend to offer additional securities under Rule 506 and Regulation S to fund our short and medium term expansion plans.

     As of the date hereof, we have no other employees or customers.

Plan of Operation

     Since its inception, Salamon Group, Inc. (hereinafter referred to as the “Company,” “Salamon Group,” “we,” “our” or “us”) has conducted no business operations except for organizational and capital raising activities and the completion of a working model of the Power generator. For the period from inception (April 27, 2001) through March 31, 2007, we had no revenue from operations and accumulated operating expenses amounted to $261,157. We propose to aggressively compete in the alternative energy source technology market.

     As reported in the Report of Independent Registered Public Accounting Firm on our December 31, 2006 financial statements, we have suffered recurring losses from operations, a working capital deficit and a deficit accumulated during the development stage. These items, among others, raise substantial doubt about our ability to continue as a going concern.

     We plan to generate revenues through the sale of manufacturing and marketing licenses on a world-wide basis.

     We will also be involved in research and development activities. We will search for a private investment group to provide up to $200,000, to cover the costs of product development. All products will be licensed to other corporations for manufacturing, thus no additional money is anticipated to be used to manufacture and/or distribute.

     Future research and development will be focused on smaller, portable EPGs adding a solar power component. Mr. Salamon has a conceptual design and will proceed with plans when funding allows.

     We are not planning to purchase a plant or equipment at this time but rather to enter into licensing agreements to manufacture and market the products.

     If we are unable to generate sufficient revenue from operations to implement our plans, we intend to explore all available alternatives for debt and/or equity financing, including but not limited to private and public securities offerings. Depending upon the amount of revenue, if any, generated by us, we anticipate that it will be able to satisfy our cash requirements for the next nine to twelve months without raising funds via debt and/or equity financing or from third party funding sources.

     Accordingly, we expect that it will be necessary for us to raise additional funds in the event that we are unable to generate any revenue from operations and if only a minimal level of revenue is generated in accordance with our expectations.

     Mr. Salamon, at least initially, will be responsible for developing our business. However, at such time, if ever, as sufficient operating capital becomes available, he expects to employ additional staffing. In addition, we expect to continuously engage in market research in order to monitor new market trends and other critical information deemed relevant to our business.

Financial Condition, Capital Resources and Liquidity

     At March 31, 2007, we had assets totaling $59 and current liabilities of $131,437 attributable to unpaid Space Globe Technologies license fees, audit fees and general operating expenses. Since our inception, we have received $124,779 in cash and services in connection with the issuance of shares of common stock.

     We currently have a negative working capital deficit and there can be no assurance that our financial condition will improve. We are expected to continue to have minimal working capital or a working capital deficit as a result of our development stage. At inception, we issued 1,500,000 shares of our common stock to Mr. Salamon and 500,000 shares of our common stock to White & Lee Investments, LP, an investment vehicle controlled by White & Lee LLP, our former legal counsel, as founder shares. From April 2001 through March 31, 2007, we have received gross proceeds of $103,000 and received services valued at $21,779 from the issuance of a total of 2,515,010 and 1,447,810 shares of common stock, respectively. Even though we believe, without assurance, that we will obtain sufficient capital with which to implement our business plan on a limited scale, we are not expected to continue in operation without an infusion of capital. In order to obtain additional equity financing, we may be required to dilute the interest of existing shareholders or forego a substantial interest of our revenues, if any.

     We have no potential capital resources from any outside sources at the current time. In its initial phase, we will operate out of the facility provided by Mr. Salamon.

     Our ability to continue as a going concern is dependent upon our ability to attract a sufficiently large and profitable licensee base to license our electrical generator technology.

     To implement such plan, also during this initial phase, we intend to initiate a self-directed private placement under Rule 506 in order to raise approximately $200,000. In the event such placement is successful, we believe that we will have sufficient operating capital to meet the initial expansion goals and operating costs for a period of one year.

Net Operating Losses

     As of March 31, 2007, we have a deficit accumulated during the development stage of $261,157.

Research and Development

     Until we can secure a qualified licensee, all further development, testing and commercialization of the EPG will be completed by us, subject to obtaining the necessary financing. Upon securing a qualified licensee, any further research, development and commercialization of the EPG and all related costs will be the responsibility of the licensee.

     We, under the direction of Mr. Salamon, are continually researching and studying “Alternative Energy Sources” and plans to develop other power generation devices as capital funding becomes available. Alternative Energy Sources are those which are not supplied by the burning of fossil fuels or the splitting of atoms. Some of the alternative energy sources include solar energy, wind power, geothermal, tides and hydro power.

     We are currently and may develop a smaller, portable EPG utilizing similar designs and adding a solar power component as well as an electric wireless product.

Item 3. Controls and procedures

     As of March 31, 2007, an evaluation was carried out under the supervision and with the participation of our management, including our CEO and our CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the CEO and CFO concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to March 31, 2007.

(a) Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, the CEO and CFO concluded that as of March 31, 2007 our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic filings with the SEC, subject to the various limitations on effectiveness set forth below under the heading, “LIMITATIONS ON THE EFFECTIVENESS OF INTERNAL CONTROLS,” such that the information relating to us, required to be disclosed in SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Remediation of Material Weakness in Internal Control

(a) Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

LIMITATIONS ON THE EFFECTIVENESS OF INTERNAL CONTROLS

Our management, including the CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of the control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, and/or the degree of compliance with the policies or procedures may deteriorate.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     We know of no legal proceedings to which we are a party or to which any of our property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against us.

Item 2. Changes in Securities

     None

Item 3. Defaults Upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of our shareholders, through the solicitation of proxies or otherwise during the quarterly period ended March 31, 2007.

Item 5. Other Information

     None

(a) Market Information.

     There has been no established public trading market for the common stock since our inception on April 27, 2001. In June 2006, we executed a 211 Filing Agreement with Spartan Securities Group Ltd. We are awaiting a response from the NASD on the trading symbol status. Our stock transfer agent is dealing with our shareholders on the notification to shareholders of record for over 2 years regarding the issuance of their shares as free trading under the 144k Blanket Release provisions, CUSIP NO:793893 10 8.

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

Date: May 9, 2007

Salamon Group, Inc.

By:        /s/ “John E. Salamon”
            John E. Salamon, President