Form 10QSB
period 2007-06-30
SALAMON GROUP INC
filed 2007-08-20
CIK 1274211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

SALAMON GROUP, INC.
(Name of Small Business Registrant in its charter)

Nevada	93-1324674
(State or other jurisdiction of	(I.R.S. Employer Identification no.)
incorporation or organization)
V6E 1A3
302-1028 Alberni Street	(Zip Code)
Vancouver, British Columbia, Canada, V6E 1A3
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 15,604,480 as of August 20, 2007.

Copies of Communications Sent to:
Claudia Losie
Boughton Law Corporation
595 Burrard Street, Suite 1000
Vancouver, British Columbia, Canada, V7X 1S8
Tel: (604) 687-6789
Fax: (604) 683-5317

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

SALAMON GROUP, INC.
(A Development Stage Company)
BALANCE SHEET

June 30,
2007
(unaudited)
ASSETS
Current assets:
Cash	$109
Prepaid expense	1,610
Total assets	$1,719

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$31,214
Due to related party	39,345
Total current liabilities	70,559

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, no par value; 10,000,000 shares authorized; no shares issued
and outstanding	-
Common stock, $0.001 par value; 40,000,000 shares authorized; 15,604,480 shares
issued and outstanding	15,605
Additional paid-in capital	579,590
Deficit accumulated during the development stage	(664,035)
Total stockholders’ deficit	(68,840)

$1,719

SALAMON GROUP, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(unaudited)

					Accumulated
					From April 27,
					2001
					(Inception) to
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,
	2007	2006	2007	2006	2007

EXPENSES:
General and administrative	$52,020	$3,440	$84,098	$7,057	$312,635
Research and development	315,000	-	315,000	-	315,000
Operating loss	367,020	3,440	399,098	7,057	627,635

Interest expense	35,858	13	35,878	37	36,400

Net loss	$(402,878)	$(3,453)	$(434,976)	$(7,094)	$(664,035)

Loss per share - basic and diluted	$(0.04)	$(0.00)	$(0.05)	$(0.00)

Weighted average shares outstanding
Basic and diluted	9,309,688	8,962,820	9,136,304	8,962,820

SALAMON GROUP, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(unaudited)

	For The Six		For The Six	Accumulated From
	Months Ended		Months Ended	April 27, 2001
	June 30,		June 30,	(Inception) to
	2007		2006	June 30, 2007

Cash flows from operating activities:
Net loss	$(434,976)		$(7,094)	$(664,035)
Adjustments to reconcile net loss to net cash used in
operating activities:
Amortization of intangible asset	-		-	55,000
Issuance of shares for patents	315,000		-	315,000
Beneficial conversion	35,833		-	35,833
Depreciation of property and equipment	-		-	4,515
Estimated fair value of common stock issued for services	25,000		-	46,779
Changes in operating assets and liabilities:
Prepaid expense	(1,610)		-	(1,610)
Accounts payable	14,121		(11,172)	31,214

Net cash used in operating activities	(46,632)		(18,266)	(177,304)

Cash flows from investing activities:
Purchase of property and equipment	-		-	(4,515)
Purchase of license	-		-	(50,000)

Net cash used in investing activities	-		-	(54,515)

Cash flows from financing activities:
Advances from related party	46,711		18,241	128,928
Issuance of common stock for cash	-		-	103,000

Net cash provided by financing activities	46,711		18,241	231,928

Change in cash	79		(25)	109

Cash, beginning of period	30		25	-

Cash, end of period	$109		$-	$109

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-		$-	$-

Income tax	$-		$-	$-

Noncash:
Issuance of stock for conversion of amounts due to related party	$89,583	$		$89,583

Estimated fair value of common stock issued for license	$-		$-	$5,000

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

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern. At June 30, 2007, the Company has no revenues to date, has accumulated losses of $664,035 and a working capital deficit of $68,840 and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to continue to provide for the Company's capital needs during the year ending December 31, 2007 by issuing debt and equity securities and by the continued support of a related party. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. There is no assurance that funding will be available to continue the Company’s business operations.

On July 5, 2001, the Company entered into a licensing agreement with Space Globe Technologies Ltd. ("Space Globe"), a Canadian corporation. The agreement allows the Company to use certain technology with respect to a power cell technology used for internal and external electrical applications.

In January 2005, Space Globe and Salamon Group in mutual agreement replaced the license agreement with an Agreement which transferred 100% ownership of and rights to Space Globe’s technology to Salamon Group for no compensation. John Salamon, the Company’s Chief Executive Officer and majority shareholder also assigned all rights to the patent pending to Salamon Group.

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

The Company computes net loss per share in accordance with SFAS No. 128, “Earnings per Share”. SFAS No. 128 requires presentation of both basic and diluted earnings per shares (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, convertible preferred stock and convertible debt, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all potentially dilutive common shares if their effect is anti-dilutive. At June 30, 2007 and 2006, there are no potentially dilutive instruments outstanding.

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

	(d)	Foreign currency transactions/balances

Transactions in currencies other than the U.S. dollar are translated at the rate in effect on the transaction date. Any balance sheet items denominated in foreign currencies are translated into U.S. dollars using the rate in effect on the balance sheet date.

	(e)	Basis of presentation of financial statements

The accompanying unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United Sates of America for interim financial information, and pursuant to the instructions to Form 10- QSB and Item 301(b) of Regulation S-B promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2006, contained in the Company’s Annual Report on Form 10-KSB, as filed with the SEC. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year.

	(f)	Indemnities and Guarantees

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

3.	Related Party Transactions

	(a)	Amounts owing to or from Space Globe are unsecured, non-interest bearing and are due on demand. Space Globe is related to the Company, as John Salamon is the sole shareholder in Space Globe.

SALAMON GROUP, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(unaudited)

3.	Related Party Transactions (continued)

(b)

During the period ended June 30, 2007, the Company shared office space and travel arrangements with another entity owned by its executive officer. During the six months ended June 30, 2007 and 2006, the Company incurred approximately $3,000 of allocated rent expense and travel expense, respectively.

	(c)	During the period ended June 30, 2007, Mr. Salamon contributed patents to the Company in exchange for shares of common stock (see Note 4).

	(d)	During the period ended June 30, 2007, Space Globe converted advances made to the Company into shares of common stock (see Note 4).

4.	Stockholders’ Deficit

(a)

Mr. Salamon contributed three patents to the Company in June 2007 (see Note 3). In exchange for the patents, the Company issued 4,500,000 shares of common stock to Mr. Salamon. The shares were valued at $0.07 per share, the estimated fair value of the stock on the measurement date. The total value of the shares of $315,000 was recorded as research and development expense in the accompanying statements of operations.

(b)

In June 2007, the Company issued 1,791,660 shares of common stock to Space Globe for the conversion of advances in the amount of $89,583, or $0.05 per share (see Note 3). Since the estimated fair value of the stock at the time of conversion was $0.07 per share, the Company recorded interest expense of $35,833 related to the intrinsic value of the shares issued in the accompanying statements of operations.

(c)

The Company entered into an agreement whereby shares for services provided were issued to a third party. According to the terms of the agreement, the Company issued 350,000 shares of common stock, which were valued at their estimated fair value of $0.07 per share (based on the fair value of the services provided) for total of $25,000. As of June 30, 2007, all services related to the agreement have been provided and the value of the shares were recorded in general and administrative expense in the accompanying statements of operations.

Item 2. Management's Discussion and Analysis or Plan of Operation. Forward-Looking Statements

     This Form 10-QSB includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this Form 10-QSB which address activities, events or developments which we expect or anticipate will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), business strategy, expansion and growth of our business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by Salamon Group, Inc. (hereinafter referred to as the “Company,” “Salamon Group,” “we,” “our” or “us”) in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate in the circumstances. However, whether actual results or developments will conform with our expectations and predictions are subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by us; changes in laws or regulation; and other factors, most of which are beyond our control. Consequently, all of the forward-looking statements made in this Form 10-QSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequence to or effects on us or our business or operations. We assume no obligations to update any such forward-looking statements.

Business Development.

     We were organized under the laws of the State of Nevada on April 27, 2001. We are a developmental stage company organized by John E. Salamon. Our aim is to develop, license and/or acquire certain electrical generator technologies which we believe to be proprietary. Our offices are presently located at 302-1028 Alberni Street, Vancouver, BC, Canada, V6E 1A3 and our telephone number is (604) 408-3861. Our Nevada registered agent is National Registered Agents, Inc. of NV, 1100 East William Street, Suite 207, Carson City, NV 89701.

     Every public issuer of stock engaged in interstate business and which has total assets exceeding $1 million and has more than 750 shareholders is required to register its securities with the Securities and Exchange Commission under the Exchange Act of 1934. We have not reached these threshold requirements and are therefore exempt from required registration under Section 12(g) of the Exchange Act. However, a Form 10-SB registration statement has been filed on a voluntary basis in order to possibly enhance shareholder and investor confidence by way of full disclosure of our current status and financial condition. Registration may also allow us to establish a trading market on the OTC Bulletin Board. We believe that registration may assist in securing private investment capital which is needed to complete product testing, to establish a market for our product and to continue research and development of additional products.

     Since our inception, we have been involved in organizational and fund raising activities and the licensing, subsequent acquisition and further development of certain electrical generator technology from Space Globe Technologies Ltd., a private British Columbia, Canada corporation (“Space Globe Technologies”), founded and organized also by John Salamon. Space Globe Technologies was founded for the purpose of developing technologies and concepts in the field of “Alternative Energy Sources.” Alternative Energy Sources are those which are not supplied by the burning of fossil fuels or the splitting of atoms. Some of the alternative energy sources include solar energy, wind power, geothermal, tides and hydro power. Space Globe Technologies was incorporated in the Province of British Columbia, Canada in 1998 by John Salamon. It was initially established as a management/consulting company and in which to develop ideas and concepts for power generation. The assets at present consist of a vehicle, office equipment and investments in us. Its current operation consists mainly of securing private investment capital to assist in funding the operations and growth of us. From 1999 to 2001 Space Globe and Mr. Salamon developed the concept and design of an Electrical Power Generator (“EPG”) for home and office use and for emergency power backup situations. Mr. Salamon filed a patent application in Canada on September 4, 2001 for protection of the design of the EPG. Mr. Salamon filed three additional patent applications in Canada on May 12, October 10 and November 20, 2006 for the protection of designs related to wireless EPGs.

     We initially distributed to Mr. Salamon and White & Lee Investments, L.P. a total of 1,500,000 and 500,000 shares, respectively, of common stock, $0.001 par value per share. These founders shares were issued pursuant to Section 4(2) of the Securities Act of 1933 (the “Act”).

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

     In January 2005, Space Globe Technologies and Salamon Group replaced the license agreement with an agreement which transferred 100% ownership of and rights to the EPG technology protected by the 2001 patent application were transferred from Space Globe Technologies to us for no additional compensation. John Salamon also assigned all rights to the patent pending to us.

     In addition to the foregoing issuances, from April 2001 through June 30, 2007, we received gross proceeds of $149,779 (including $103,000 in cash and services valued at $46,779) from the sale of a total of 2,312,820 shares of common stock in an offering conducted pursuant to Section 4(2) of the Act and Regulation S. These offerings were made in the Provinces of British Columbia and Alberta, Canada.

     On June 29, 2007, we entered into an Assignment Agreement with Space Globe Technologies whereby Space Globe Technologies transferred 99% ownership of and rights to the wireless EPG technology protected by the three 2006 patent applications to us in consideration for the issuance of 4,500,000 shares of common stock to Space Globe Technologies (or 1,500,000 shares for each of three patents applications) at a price of $0.07 per share, the estimated fair value of the shares on the date of the transaction. The cost of the technology was determined to be at an estimated cost of research and development time and materials expended by Space Globe for the development of the wireless EPG. The 4,500,000 shares issued in connection with such Assignment Agreement were issued pursuant to Section 4(2) of the Act.

     We intend to offer additional securities under Rule 506 and Regulation S to fund our short and medium term expansion plans.

     As of the date hereof, we have no other employees or customers.

Plan of Operation

     Since its inception, Salamon Group has conducted no business operations except for organizational and capital raising activities and the completion of a working model of the Power generator. For the period from inception (April 27, 2001) through June 30, 2007, we had no revenue from operations and accumulated operating expenses amounted to $664,035. We propose to aggressively compete in the alternative energy source technology market.

     As reported in the Report of Independent Registered Public Accounting Firm on our December 31, 2006 financial statements, we have suffered recurring losses from operations, we have a working capital deficit and a deficit accumulated during the development stage. These items, among others, raise substantial doubt about our ability to continue as a going concern.

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

Financial Condition, Capital Resources and Liquidity

     As of June 30, 2007, we have a deficit accumulated during the development stage of $664,035. At June 30, 2007, we had assets totaling $1,719 and current liabilities of $70,559 attributable to loans from Space Globe Technologies provided for license fees, audit fees and general operating expenses. Since our inception, we have received $464,779 in cash, assets contributed and services in connection with the issuance of shares of common stock.

     We currently have a negative working capital deficit and there can be no assurance that our financial condition will improve. We are expected to continue to have minimal working capital or a working capital deficit as a result of our development stage. At inception, we issued 1,500,000 shares of our common stock to Mr. Salamon and 500,000 shares of our common stock to White & Lee Investments, LP, an investment vehicle controlled by White & Lee LLP, our former legal counsel, as founder shares. From April 2001 through March 31, 2007, we have received gross proceeds of $103,000 and received services valued at $36,109 from the issuance of a total of 2,515,010 and 1,797,810 shares of common stock, respectively. On June 29, 2007, we issued to Space Globe Technologies 4,500,000 shares of common stock for the transfer of the wireless EPG technology valued at $315,000 and 1,791,660 shares of common stock in settlement of outstanding indebtedness totaling $89,583 owed to Space Globe Technologies. On June 29, 2007, we also issued 350,000 shares of common stock to an independent consultant as compensation for his services valued at $25,000 in relation to arrangements involving sponsoring brokerage, negotiations with regulatory agencies, and other consultancy responsibilities. Even though we believe, without assurance, that we will obtain sufficient capital with which to implement our business plan on a limited scale, we are not expected to continue in operation without an infusion of capital. In order to obtain additional equity financing, we may be required to dilute the interest of existing shareholders or forego a substantial interest of our revenues, if any.

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

Net Operating Losses

     As of June 30, 2007, we have a deficit accumulated during the development stage of $664,035.

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

Item 3. Controls and procedures

     As of June 30, 2007, an evaluation was carried out under the supervision and with the participation of our management, including our CEO and our CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the CEO and CFO concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to June 30, 2007.

(a) Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, the CEO and CFO concluded that as of June 30, 2007 our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic filings with the SEC, subject to the various limitations on effectiveness set forth below under the heading, “LIMITATIONS ON THE EFFECTIVENESS OF INTERNAL CONTROLS,” such that the information relating to us, required to be disclosed in SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Remediation of Material Weakness in Internal Control

(a) Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     During the quarter ended June 30, 2007, other than as described below, we did not complete any sales of securities that were not registered pursuant to the Act:

     1.      On June 29, 2007, we issued to Space Globe Technologies 4,500,000 shares of common stock (or 1,500,000 shares for each of three 2006 patents applications) at a price of $0.07 per share in consideration of the transfer to us from Space Globe Technologies of 99% ownership of and rights to the wireless EPG technology protected by the three 2006 patent applications. The 4,500,000 shares were issued pursuant to Section 4(2) of the Act.

     2.      On June 29, 2007, we also issued to Space Globe Technologies 1,791,660 shares of common stock in settlement of outstanding indebtedness totaling $89,583 owed to Space Globe Technologies. The 1,791,660 shares were issued pursuant to Section 4(2) of the Act.

     3.      On June 29, 2007, we issued 350,000 shares of common stock to an independent consultant as compensation for his services valued at $25,000 in relation to arrangements involving sponsoring brokerage, negotiations with regulatory agencies, and further consultancy responsibilities. The 350,000 shares were issued pursuant to Section 4(2) of the Act.

Item 3. Defaults Upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of our shareholders, through the solicitation of proxies or otherwise during the quarterly period ended June 30, 2007.

Item 5. Other Information

     None

(a) Market Information.

     There has been no established public trading market for the common stock since our inception on April 27, 2001. In June 2006, we executed a 211 Filing Agreement with Spartan Securities Group Ltd. Our shares have been approved for trading on the NASD’s Over-The-Counter Bulletin Board (the “OTC Bulletin Board”) under the symbol “SLMU”, but our shares have not yet traded. Our stock transfer agent is dealing with our shareholders on the notification to shareholders of record for over 2 years regarding the issuance of their shares as free trading under the 144k Blanket Release provisions, CUSIP NO:793893 10 8.

Item 6. Exhibits and Reports on Form 8-K

The following exhibits are filed with the Form 10-QSB:

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

10.1	Assignment Agreement between Space Globe Technologies and the registrant dated June 29, 2007. (2)

10.2	Debt Settlement Agreement between Space Globe Technologies and the registrant dated June 29, 2007. (2)

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (2)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

(1) Incorporated by reference to the exhibits of the Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on December 12, 2003.
(2) Filed herewith.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 20, 2007

 Salamon Group, Inc.

By:    /s/ “John E. Salamon”
          John E. Salamon, President