Form 10QSB
period 2007-09-30
SALAMON GROUP INC
filed 2007-11-06
CIK 1274211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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
Yes [X]   No [   ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 15,604,480 as of October 24, 2007.

Copies of Communications Sent to:
Claudia Losie
Boughton Law Corporation
595 Burrard Street, Suite 1000
Vancouver, British Columbia, Canada, V7X 1S8
Tel: (604) 687-6789
Fax: (604) 683-5317

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

SALAMON GROUP, INC.
(A Development Stage Company)
BALANCE SHEET

September 30,
2007
(unaudited)
ASSETS
Current assets:
Cash	$92
Prepaid expense	1,610
Total assets	$1,702

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$20,712
Due to related party	77,751
Total current liabilities	98,463

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, no par value; 10,000,000 shares authorized; no shares issued
and outstanding	-
Common stock, $0.001 par value; 40,000,000 shares authorized; 15,604,480 shares
issued and outstanding	15,605
Additional paid-in capital	579,590
Deficit accumulated during the development stage	(691,956)
Total stockholders’ deficit	(96,761)

$1,702

SALAMON GROUP, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(unaudited)

					Period
					From April 27,
					2001
					(Inception) to
	Three Months Ended September		Nine Months Ended September 30,		September 30,
	30,
	2007	2006	2007	2006	2007

EXPENSES:
General and administrative	$27,921	$7,184 $	112,064	$15,226	$340,601
Research and development	-	-	315,000	-	315,000
Operating loss	27,921	7,184	427,064	15,226	655,601

Interest expense	-	-	35,833	52	36,355

Net loss	$(27,921)	$(7,184)	$(462,897)	$(15,278)	$(691,956)

Loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.04)	$(0.00)

Weighted average shares outstanding
Basic and diluted	15,604,480	8,962,820	12,356,735	8,962,820

SALAMON GROUP, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(unaudited)

	For The Nine		For The Nine	Accumulated From
	Months Ended		Months Ended	April 27, 2001
	September 30,		September 30,	(Inception) to
	2007		2006	September 30,
				2007

Cash flows from operating activities:
Net loss	$(462,897)	$	(15,278)	$(691,956)
Adjustments to reconcile net loss to net cash used in
operating activities:
Amortization of intangible asset	-		-	55,000
Issuance of shares for patents	315,000		-	315,000
Beneficial conversion	35,833		-	35,833
Depreciation of property and equipment	-		279	4,515
Estimated fair value of common stock issued for services	25,000		-	46,779
Changes in operating assets and liabilities:
Prepaid expense	(1,610)		-	(1,610)
Accounts payable	3,619		(9,360)	20,712

Net cash used in operating activities	(85,055)		(24,359)	(215,727)

Cash flows from investing activities:
Purchase of property and equipment	-		-	(4,515)
Purchase of license	-		-	(50,000)

Net cash used in investing activities	-		-	(54,515)

Cash flows from financing activities:
Advances from related party	85,117		24,381	167,334
Issuance of common stock for cash	-		-	103,000

Net cash provided by financing activities	85,117		24,381	270,334

Change in cash	62		22	92

Cash, beginning of period	30		25	-

Cash, end of period	$92		$47	$92

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-		$-	$-

Income tax	$-		$-	$-

Noncash:
Issuance of stock for conversion of amounts due to related party	$89,583	$		$89,583

Estimated fair value of common stock issued for license	$-		$-	$5,000

SALAMON GROUP, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(unaudited)

1.	Nature of Operations and Continuance of Business

Salamon Group, Inc. (the "Company") was incorporated in the State of Nevada, USA, on April 27, 2001 (“Inception”). The Company is a development stage company whose principal business plan is to seek earnings by exploiting its technology.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern. At September 30, 2007, the Company has no revenues to date, has accumulated losses of $691,956 and a working capital deficit of $96,761 and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to continue to provide for the Company's capital needs during the year ending December 31, 2007 by issuing debt and equity securities and by the continued support of a related party. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. There is no assurance that funding will be available to continue the Company’s business operations.

On July 5, 2001, the Company entered into a licensing agreement with Space Globe Technologies Ltd. ("Space Globe"), a Canadian corporation. The agreement allowed the Company to use certain technology with respect to a power cell technology used for internal and external electrical applications.

In January 2005, Space Globe and Salamon Group in mutual agreement replaced the license agreement with an Agreement that was amended September 30, 2007, which transferred 100% ownership of and rights to Space Globe’s technology related to electrical power generation to Salamon Group for no further considration. John Salamon, the Company’s Chief Executive Officer and majority shareholder also assigned to Salamon Group a 99% interest in the rights to the patent pending.

In June 2007 Space Globe transferred to Salamon Group 100% ownership of and rights to Space Globe’s technology related to wireless electrical power generation, including a 99% interest in three patent applications, for a total 4,500,000 shares of Salamon Group’s common stock.

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

The Company computes net loss per share in accordance with SFAS No. 128, “Earnings per Share”. SFAS No. 128 requires presentation of both basic and diluted earnings per shares (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, convertible preferred stock and convertible debt, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all potentially dilutive common shares if their effect is anti-dilutive. At September 30, 2007 and 2006, there are no potentially dilutive instruments outstanding.

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

	(e)	Basis of presentation of financial statements

The accompanying unaudited financial statements have been prepared by Company in accordance with accounting principles generally accepted in the United Sates of America for interim financial information, and pursuant to the instructions to Form 10- QSB and Item 301(b) of Regulation S-B promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2006, contained in the Company’s Annual Report on Form 10-KSB, as filed with the SEC. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year.

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

(a)

Amounts owing to Space Globe are unsecured, non-interest bearing and are due on demand. Space Globe is related to the Company, as John Salamon is the sole shareholder in Space Globe. As of September 30, 2007, a total of $77,751 was due to Space Globe.

SALAMON GROUP, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(unaudited)

3.	Related Party Transactions (continued)

(b)

During the period ended September 30, 2007, the Company shared office space and travel arrangements with another entity owned by its executive officer. During each of the nine month periods ended September 30, 2007 and 2006, the Company incurred an aggregate of approximately $4,500 of allocated rent expense and travel expense.

(c)

During the nine month period ended September 30, 2007, Mr. Salamon, through his company Space Globe, contributed patent applications to the Company in exchange for shares of common stock (see Notes 1 and 4).

(d) During the nine month period ended September 30, 2007, Space Globe converted advances made to the Company into shares of common stock (see Note 4).

4.	Stockholders’ Deficit

(a)

Mr. Salamon and his company Space Globe contributed three patent applications to the Company in June 2007 (see Note 3). In exchange for the patents, the Company issued 4,500,000 shares of common stock to Space Globe. The shares were valued at $0.07 per share, the estimated fair value of the stock on the measurement date. The total value of the shares of $315,000 was recorded as research and development expense in the accompanying statements of operations.

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

(c)

The Company entered into an agreement whereby shares for services provided were issued to a third party. According to the terms of the agreement, the Company issued 350,000 shares of common stock, which were valued at their estimated fair value of $0.07 per share (based on the fair value of the services provided) for total of $25,000. As of September 30, 2007, all services related to the agreement have been provided and the value of the shares were recorded in general and administrative expense in the accompanying statements of operations.

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

Business Development

     We were organized under the laws of the State of Nevada on April 27, 2001. We are a developmental stage company organized by John E. Salamon. Our aim is to develop, license and/or acquire certain electrical generator technologies, which we believe to be proprietary. Our offices are presently located at 302-1028 Alberni Street, Vancouver, British Columbia, Canada, V6E 1A3, and our telephone number is (604) 408-3861. Our Nevada registered agent is National Registered Agents, Inc. of NV, 1100 East William Street, Suite 207, Carson City, NV 89701.

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

     In January 2005, Space Globe Technologies and Salamon Group replaced the license agreement with an agreement which transferred 100% ownership of and rights to the EPG technology protected by the 2001 patent application were transferred from Space Globe Technologies to us for no additional compensation. John Salamon, through Space Globe, also assigned all rights to the patent pending to us. In September 2007, we amended the agreement with Space Globe such that John Salamon retains a 1% interest in the patent application.

     In addition to the foregoing issuances, from April 2001 through September 30, 2007, we received gross proceeds of $150,669 (including $103,000 in cash and services valued at $47,669) from the sale of a total of 2,312,820 shares of common stock in an offering conducted pursuant to Section 4(2) of the Act and Regulation S. These offerings were made in the Provinces of British Columbia and Alberta, Canada.

     On June 29, 2007, we entered into an assignment agreement with Space Globe Technologies whereby Space Globe Technologies transferred to us its ownership of and rights to the wireless EPG technology, including Space Globe’s 99% interest in the three 2006 patent applications, in consideration for the issuance of 4,500,000 shares of common stock to Space Globe Technologies (or 1,500,000 shares for each of the three patents applications) at a value of $0.07 per share, the estimated fair value of the shares on the date of the transaction. John Salamon, who filed the three patent applications, retains a 1% interest in the patents pending. The value of the technology was determined to be at an estimated cost of research and development time and materials expended by Space Globe for the development of the wireless EPG. The 4,500,000 shares issued in connection with the assignment agreement were issued pursuant to Section 4(2) of the Act.

     We intend to offer additional securities under Rule 506 and Regulation S to fund our short and medium term expansion plans.

     As of the date hereof, we have no other employees or customers.

Plan of Operation

     Since its inception, Salamon Group has conducted no business operations except for organizational and capital raising activities and the completion of a working model of the Power generator. For the period from inception (April 27, 2001) through September 30, 2007, we had no revenue from operations and accumulated operating expenses amounted to $691,956. We propose to compete in the alternative energy source technology market.

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

     We will also be involved in research and development activities. We will search for a private investment group to provide up to $200,000, to cover the costs of product development. All products will be licensed to other corporations for manufacturing, thus no additional money is anticipated to be required to manufacture and/or distribute our products.

     Future research and development will be focused on smaller, portable EPGs adding a solar power component as well as an electric wireless product. Mr. Salamon has a conceptual design and prototypes and will proceed with plans when funding allows.

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

Financial Condition, Capital Resources and Liquidity

     As of September 30, 2007, we have a deficit accumulated during the development stage of $691,956. At September 30, 2007, we had assets totaling $1,702 and current liabilities of $98,463 attributable to loans from Space Globe Technologies provided for license fees, audit fees and general operating expenses. Since our inception, we have received $554,362 in cash, assets contributed and services in connection with the issuance of shares of common stock, including the conversion of $89,583 of related party advances.

     We currently have a negative working capital deficit and there can be no assurance that our financial condition will improve. We are expected to continue to have minimal working capital or a working capital deficit as a result of our development stage. At inception, we issued 1,500,000 shares of our common stock to Mr. Salamon and 500,000 shares of our common stock to White & Lee Investments, LP, an investment vehicle controlled by White & Lee LLP, our former legal counsel, as founder shares. From April 2001 through September 30, 2007, we have received gross proceeds of $103,000 and received services valued at $46,779 from the issuance of a total of 2,515,010 and 1,797,810 shares of common stock, respectively.

     On June 29, 2007, we issued to Space Globe Technologies 4,500,000 shares of common stock for the transfer of the wireless EPG technology and 1,791,660 shares of common stock in settlement of outstanding indebtedness totaling $89,583 owed to Space Globe Technologies. We plan to settle additional outstanding indebtedness owed to Space Globe Technologies by the issuance of shares of common stock on or prior to December 31, 2007, which is our financial year-end. On June 29, 2007, we also issued 350,000 shares of common stock to an independent consultant as compensation for his services valued at $25,000 in relation to arrangements involving sponsoring brokerage, negotiations with regulatory agencies, and other consultancy responsibilities.

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

Net Operating Losses

     As of September 30, 2007, we have a deficit accumulated during the development stage of $691,956.

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

     We have developed a smaller, portable EPG utilizing similar designs and adding a solar power component. We have also developed prototypes of EPG products that generate power wirelessly.

Item 3. Controls and procedures

     As of September 30, 2007, an evaluation was carried out under the supervision and with the participation of our management, including our CEO and our CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the CEO and CFO concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to September 30, 2007.

(a) Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, the CEO and CFO concluded that as of September 30, 2007 our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic filings with the SEC, subject to the various limitations on effectiveness set forth below under the heading, “LIMITATIONS ON THE EFFECTIVENESS OF INTERNAL CONTROLS,” such that the information relating to us, required to be disclosed in SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

     None

Item 3. Defaults Upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of our shareholders, through the solicitation of proxies or otherwise during the quarterly period ended September 30, 2007.

Item 5. Other Information

     None

(a) Market Information.

     In September 2006, we executed a 211 Filing Agreement with Spartan Securities Group Ltd. Our shares have been approved for trading on the NASD’s Over-The-Counter Bulletin Board (the “OTC Bulletin Board”) under the symbol “SLMU”. There has been minimal trading activity to date. Our stock transfer agent is dealing with our shareholders on the notification to shareholders of record for over 2 years regarding the issuance of their shares as free trading under the 144k Blanket Release provisions, CUSIP NO:793893 10 8.

Item 6. Exhibits

The following exhibits are filed with the Form 10-QSB:

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

10.1	Amendment dated September 30, 2007 to assignment agreement among Space Globe Technologies, John Salamon and the registrant dated January 10, 2005. (2)

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (2)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

(1)	Incorporated by reference to the exhibits of the Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on December 12, 2003.
(2)	Filed herewith.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 30, 2007

Salamon Group, Inc.

By:             /s/ “John E. Salamon”
                  John E. Salamon, President