Form 10QSB/A
period 2007-06-30
SALAMON GROUP INC
filed 2008-04-10
CIK 1274211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange
Act). Yes [   ]   No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 15,604,480 as of August 20, 2007.

Copies of Communications Sent to:
Claudia Losie
Boughton Law Corporation
595 Burrard Street, Suite 1000
Vancouver, British Columbia, Canada, V7X 1S8
Tel: (604) 687-6789
Fax: (604) 683-5317

EXPLANATORY NOTE

The Company (Salamon Group Inc.) is now not considered a shell company. The Company will be filing an 8-K indicating this change.

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

Item 6. Exhibits and Reports on Form 8-K

The following exhibits are filed with the Form 10-QSB:

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

10.1	Assignment Agreement between Space Globe Technologies and the registrant dated June 29, 2007. (2)

10.2	Debt Settlement Agreement between Space Globe Technologies and the registrant dated June 29, 2007. (2)

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (3)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

(1) Incorporated by reference to the exhibits of the Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on December 12, 2003.
(2) Incorporated by reference to the Quarterly Report on Form 10-QSB for the period ended June 30, 2007 as filed with the Securities and Exchange Commission on August 20, 2007.
(3) Filed herewith.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 10, 2008

 Salamon Group, Inc.

By:    /s/ “John E. Salamon”
          John E. Salamon, President