Form 10QSB/A
period 2007-09-30
SALAMON GROUP INC
filed 2008-04-10
CIK 1274211

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

Item 6. Exhibits

The following exhibits are filed with the Form 10-QSB:

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

10.1	Amendment dated September 30, 2007 to assignment agreement among Space Globe Technologies, John Salamon and the registrant dated January 10, 2005. (2)

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (3)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

(1)	Incorporated by reference to the exhibits of the Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on December 12, 2003.
(2)	Incorporated by reference to the Quarterly Report on Form 10-QSB for the period ended September 30, 2007 as filed with the Securities and Exchange Commission on November 6, 2007.
(3)	Filed herewith.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 10, 2008

Salamon Group, Inc.

By:             /s/ “John E. Salamon”
                  John E. Salamon, President