Form 10KSB
period 2007-12-31
SALAMON GROUP INC
filed 2008-04-14
CIK 1274211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if there is no disclosure of delinquent files in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X ]

State issuer’s revenues for its most recent fiscal year. $ 0

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act): $250,998 as of March 31,2008

Number of shares of the issuer’s common stock, $0.001 par value, outstanding as of March 31, 2008: 16,122,820 shares

Copies of Communications Sent to:

Claudia Losie
Boughton Law Corporation
595 Burrard Street, Suite 700
Vancouver, British Columbia
Canada, V7X 1S8
Tel: (604) 647-4149 Fax: (604) 683-5317

ii

SALAMON GROUP, INC.
FORM 10-KSB
TABLE OF CONTENTS

iii

PART I

Item 1. Description of Business.

(a) Business Development.

     Salamon Group, Inc. (“we”, “us”, “our”) was organized under the laws of the State of Nevada on April 27, 2001. We are a development stage company organized by John E. Salamon, our founder, President and a director. Our aim is to develop, license and/or acquire technologies and concepts in the field of “Alternative Energy Sources”. Our offices are presently located at 302-1028 Alberni Street, Vancouver, B.C., Canada, V6E 1A3 and our telephone number is (604) 408-3861. Our Nevada registered agent is National Registered Agents, Inc. of NV, 1100 East William Street, Suite 207, Carson City, NV 89701.

     Every public issuer of stock engaged in interstate business and which has total assets exceeding $1 million and has more than 750 shareholders is required to register its securities with the Securities and Exchange Commission under the Exchange Act of 1934. We have not reached these threshold requirements and are therefore exempt from required registration under Section 12(g) of the Exchange Act. However, a Form 10-SB registration statement has been filed on a voluntary basis in order to possibly enhance shareholder and investor confidence by way of full disclosure of our current status and financial condition. Registration may also allow us to establish a trading market on the OTC Bulletin Board. We believe that registration may assist in securing private investment capital, which is needed to complete product testing, to establish a market for our product and to continue research and development of additional products.

     Since our inception, we have been involved in organizational and fund raising activities and the licensing, subsequent acquisition and further development of certain electrical generator technology from Space Globe Technologies Ltd., a private British Columbia, Canada corporation (“Space Globe Technologies”), founded, organized and wholly owned also by John Salamon. Space Globe Technologies was founded for the purpose of developing technologies and concepts in the field of “Alternative Energy Sources.” Alternative Energy Sources are those that are not supplied by the burning of fossil fuels or the splitting of atoms. Some of the alternative energy sources include solar energy, wind power, geothermal, tides, hydro power and electrical wireless power and generator technologies. Space Globe Technologies was incorporated in British Columbia, Canada in 1998 by John Salamon. It was initially established as a management/consulting company in which to develop ideas and concepts for power generation. The assets at present consist of a vehicle, office equipment and investments in us. Effective June 29, 2007, in connection with our acquisition of ownership and rights to certain patents and wireless EPG technology from Space Globe Technologies, we no longer considered ourself a “shell” company and our current operations are focused on developing and licensing such technologies. From 1999 to 2001 Space Globe Technologies and Mr. Salamon developed the concept and design of an Electrical Power Generator (“EPG”) for home and office use and for emergency power backup situations. Mr. Salamon filed a patent application in Canada on September 4, 2001 for protection of the design of the EPG. Mr. Salamon filed three additional patent applications in Canada on May 12, October 10 and November 20, 2006 for the protection of designs related to wireless EPGs.

     We initially distributed to Mr. Salamon and White & Lee Investments, L.P. a total of 1,500,000 and 500,000 shares, respectively, of common stock, $0.001 par value per share. These founders shares were issued pursuant to Section 4(2) of the Securities Act of 1933 (the “Act”).

     We were formed by Mr. Salamon for the purpose of pursuing his business plan of developing technologies and concepts in the field of “Alternative Energy Sources” in a newly established Nevada corporation. All transactions described below between Space Globe Technologies and us were incidental to the transfer of assets to us in connection with the reorganization of these two entities under Mr. Salamon’s common control.

     On July 5, 2001, we entered into a Technology License Agreement with Space Globe Technologies whereby we agreed to pay $50,000 cash and issued 5,000,000 shares of common stock to Space Globe Technologies as license fees for the technology related to the EPG. The cost of the license was determined to be at an estimated cost of research and development time and materials expended by Space Globe Technologies for the development of the EPG. The 5,000,000 shares issued in connection with the Technology License Agreement were issued pursuant to Section 4(2) of the Act at an estimated fair value of $5,000 and the cash was subsequently paid from proceeds of our private placements.

     On January 10, 2005, we replaced the license agreement with Space Globe Technologies with an agreement under which Space Globe Technologies transferred 100% ownership of and rights to the EPG technology protected by the 2001 patent application to us for no additional compensation. John Salamon, through Space Globe Technologies, also assigned all rights to the patent pending to us. On September 30, 2007, we amended the agreement with Space Globe Technologies such that John Salamon retains a 1% interest in the patent application.

     On June 29, 2007, we entered into an assignment agreement with Space Globe Technologies whereby Space Globe Technologies transferred to us its ownership of and rights to the wireless EPG technology, including Space Globe’s 99% interest in the three 2006 patent applications, in consideration for the issuance of 4,500,000 shares of common stock to Space Globe Technologies (or 1,500,000 shares for each of the three patents applications) at a value of $0.07 per share, the estimated fair value of the shares on the date of the transaction. John Salamon, who filed the three patent applications, retains a 1% interest in the patents pending. The value of the technology was determined to be at an estimated cost of research and development expended by Space Globe for the development of the wireless EPG. The 4,500,000 shares issued in connection with the assignment agreement were issued pursuant to Section 4(2) of the Act.

     In addition to the foregoing issuances, from April 2001 through December 31, 2007, we received gross proceeds of $317,113 (including $103,000 in cash, conversion of $167,334 of amounts due to a related party and services valued at $46,779) from the issuance of a total of 5,622,820 shares of common stock in offerings conducted pursuant to Section 4(2) of the Act and Regulation S. These offerings were made in the Provinces of British Columbia and Alberta, Canada.

     We intend to offer additional securities under Rule 506 and Regulation S to fund our short – term and medium – term expansion plans.

     As of the date of this annual report, we have no other employees or customers.

(b) Business of Registrant.

General

     Since our inception, we have been involved in organizational activities, have completed offerings of shares of common stock in which we have received gross proceeds in the amount of $103,000 from the issuance of 2,515,010 shares of common stock, and have concluded the licensing and subsequent acquisition of an EPG from Space Globe Technologies. We have had no employees since our inception. We anticipate that our sole executive officer and director will receive a reasonable salary for services as the sole executive officer at such time as we commence business operations. This individual will devote such time and effort as may be necessary to participate in our day-to-day management.

     On July 5, 2001, we entered into a Technology License Agreement with Space Globe Technologies whereby we licensed from Space Globe Technologies certain EPG technology which we believe to be proprietary. As consideration for the license to use the EPG technology, we agreed to pay Space Globe Technologies $50,000 and 5,000,000 shares of common stock and granted Space Globe Technologies a 3% royalty on all gross sales of products derived from the technology. A patent application for the EPG technology has been filed with the Canadian Intellectual Property Office . We received a non-exclusive, non-transferable, worldwide license to manufacture, use and sell the EPG technology as incorporated into our products, as well as the right to appoint distributors to distribute the technology as incorporated into our products.

     In January, 2006, we replaced the license agreement with Space Globe Technologies with an agreement under which Space Globe transferred 100% ownership of and rights to the EPG technology to us. John Salamon also assigned all rights to the patent pending to us. In September 2007, we amended the agreement with Space Globe such that John Salamon retains a 1% interest in the patent application. Space Globe Technologies has already received compensation of $50,000 cash and 5 million shares of our common stock. Space Globe Technologies is no longer entitled to receive a 3% royalty on any sales of products that employ the EPG technology. We have completed development of the technology and certain EPG products containing the technology, and are seeking licensees to manufacture and market the products.

     On June 29, 2007, we entered into an assignment agreement with Space Globe Technologies whereby Space Globe Technologies transferred to us its ownership of and rights to the wireless EPG technology, including Space Globe’s 99% interest in the three 2006 patent applications. In consideration of the wireless technology, we issued 4,500,000 shares of common stock to Space Globe Technologies (or 1,500,000 shares for each of the three patents applications) at a value of $0.07 per share, which was the estimated fair value of the shares on the date of the transaction. John Salamon, who filed the three patent applications, retains a 1% interest in the patents pending. The value of the technology was determined to be the estimated cost of research and development time and materials expended by Space Globe Technologies for the development of the wireless EPG. The 4,500,000 shares issued in connection with the assignment agreement were issued pursuant to Section 4(2) of the Act.

Technology/Product

     The EPG device consists of an electric motor, an alternator, a regulator system, an inverter, a capacitor, an isolator, a primary battery and a secondary battery. These parts are all contained in a metal or plastic molded encasement. The primary 12 Volt battery supplies current and voltage to an inverter, which converts the 12V DC voltage to 115V AC voltage. The AC voltage is then supplies power to any AC powered device such as a television, lamp, radio, small appliances, etc. (depending on required wattage).

     During operation of the device, a control system that is powered by the secondary 12V battery, monitors the primary battery voltage. When the primary battery voltage drops below a setpoint voltage, the control system starts the electric motor, which in turn drives an alternator/generator that recharges the primary battery. The alternator/generator produces AC voltage, which is converted to DC voltage and regulated through a regulator system. The regulator system includes an isolator, which directs the power from the regulator system into the primary battery allowing the primary battery to be recharged, but the isolator prevents the direct connection of both batteries. When the primary battery voltage reaches an upper setpoint voltage, the control system will disable the electric motor and the recharging of the primary battery will cease. The cycle will repeat itself again when the primary battery voltage is below the lower setpoint voltage.

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

Proof-of-Concept and Working Models

     A prototype was built by Space Globe Technologies in 2002 and was provided to us for further development. In 2004, we completed construction of a proof-of-concept model which is now available for demonstration to potential licensees. The encasement of the model measures 18”L x 11”W x 10.5”H and weighs approximately 60 pounds with all the components in it. The primary battery is a sealed deep cycle battery rated at 33AH with output voltage of 12 VDC and weighs 25 pounds. The secondary battery is also a sealed deep cycle unit with output voltage of 12 VDC and weighs 9 pounds.

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
33.0 Ah @ 20 hr rate to1.75 volts per cell @ 77`F
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
~3A @2000RPM
9.5-10.5A@3000RPM
13-14A @4000 RPM

We have now developed and completed the assembly of a working model, which contains a bigger battery.

The following are the specifications of the working model:

Battery and Alternator Specifications:

Primary Battery:

12 Volt 50 AH Deep-Cycle Sealed Lead-Acid Battery

Secondary Battery:

12 Volt 18 AH Sealed Lead Acid Battery

Alternator Specs:

Speed:	1300-6000 RPM
Charging capacity:	15-16.5A @ 14V @5000RPM
Output Current Vs. Speed:	~0A @1000RPM
~3A @2000RPM
9.5-10.5A@3000RPM
13-14A @4000 RPM

     The working model will require further testing to ensure that the control system is working as expected, to test the life of the batteries, and to determine if any component parts need to be upgraded. If required for further testing of the working model, we may engage an independent consulting engineer, subject to obtaining the necessary capital. To date, no independent evaluations have been done.

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

Regulatory Approvals

     This electrical device is made up of various parts, as outlined very carefully in the schematic drawings. Each and every electrical component contained within the research models have already been approved in Canada under a set of rules called “CSA”. The inverters, control mechanisms, batteries, and all other component parts have been CSA approved. By extension, all working models, as well as future commercial units, must contain only CSA approved electrical components, if manufactured and/or sold within Canada. Further, any licensee, legally licensed by us to manufacture within the United States of America, must comply with any and all USA government rules covering the manufacturing of electrical devices with the USA. A minimum requirement would involve the manufacturer satisfying rules set down under the set of regulations called “UL”. All completed units would have to be labeled –“UL Approved”. We intend to pursue arrangements whereby independent manufacturers will, under license obligations to us, manufacture and be prime distributors of the product. Due to the nature of the EPG, any manufacturer must comply with CSA regulations.

     CSA Certification guidelines require a completed unit to be included with the CSA Certification application process to satisfy safety testing requirements. We will submit all applications for approvals and to pay all associated costs.

Canadian Patent Rules:

     Through a patent, the government grants an inventor the right to exclude others from making, using or selling the invention from the day the patent is granted to a maximum of 20 years after the day on which a patent application is filed. The Canadian Intellectual Property Office lays open the application 18 months after the filing date of the application. Anyone may then read about, but not make, use or sell the invention without the applicants permission until the patent has expired. The application remains “patent pending” until a patent is granted or refused. The applicant must formally request an examination of the patent pending application within 5 years of the filing date, otherwise the application will be considered abandoned. A patent pending application provides time to assess the feasibility and/or marketability of the invention and provides some protection for the invention without having to fully commit to the patent procedures. Competitors will likely be wary of infringing on the invention after the application is published because the inventor could seek retroactive compensation if a patent is granted.

Patents Pending

     John Salamon filed a patent application in Canada on September 4, 2001. Mr. Salamon filed another patent application on May 12, 2006 and two more patent applications later in 2006. The key element of the first patent application includes the unique assembly of the component parts. The other patent applications relate to a wireless EPG. The applications are “pending”. We requested examination of the first patent application on September 4, 2007. On October 17, 2007, the Canadian Intellectual Property Office requested additional information regarding the first patent application, which we provided on March 10, 2008.

Manufacturing

     At this time, we are attempting to secure licensees who will be granted the rights to commercially produce, manufacture, market and sell the product worldwide. We will provide the technological design to the licensee(s) for their use in producing the product. If we are successful in acquiring real property to house our office facilities, we may offer to lease to the licensee(s) space in our facilities for the establishment of manufacturing facilities for the licensed product. If licensees cannot be arranged, we will seek financing to manufacture the EPG itself. As yet, neither licensees nor suppliers of the component parts of the EPG have been secured or arranged.

Sales and Marketing

     We are seeking potential qualified licensees, which will be granted the right to manufacture, market and sell the EPG. Our President John Salamon is currently negotiating with potential licensees in Southeast Asia, Europe and Canada. A qualified licensee will have a successful experience in marketing electronic devices, and will have knowledge of both sales strategies and electronic technology. Furthermore, a qualified licensee will have the network to place the EPG in appropriate large chain stores.

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

     We have a website at www.salamongroup.com.

Management

     At this time, we are solely managed by John Salamon. As finances allow, other personnel will be employed in various management capacities.

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

     From 1986 to 1990 Mr. Salamon assisted with the development of a shopping mall and other properties in Northern Alberta. From 1991 to 1998, Mr. Salamon contracted to Globus Cellular and to Beitler Consulting to provide technical and marketing services for their products. In 1998, Mr. Salamon formed Space Globe Technologies to continue research and development of technologies and products in the field of electric power generation. In 2001, Mr. Salamon formed us to license and/or purchase technologies in the field of electric power generation. From 1998 to date Mr. Salamon has been directing and managing both companies.

Consultants and Technicians:

     We employ consultants and technicians on a contract and on an “as needed” basis. At present there are no contractual arrangements. During 2004, we engaged Mr. Mike Ewashen to assist in the completion of the assembly of the working model of the EPG device. Mr. Ewashen, a certified Electronics Technician, has been working in the field of electronics for the past 18 years. He remains available to consult to us to assist in research and development of other products.

Research and Development

     Until we can secure a qualified licensee, all further development, testing and commercialization of the EPG will be completed by us, subject to obtaining the necessary financing. Upon securing a qualified licensee, any further research, development and commercialization of the EPG and all related costs will be the responsibility of the licensee.

     Under the direction of Mr. Salamon, we are continually researching and studying “alternative energy sources” and plans to develop other power generation devices as capital funding becomes available. Alternative Energy Sources are those which are not supplied by the burning of fossil fuels or the splitting of atoms. Some of the alternative energy sources include solar energy, wind power, geothermal, tides and hydro power.

     We are currently developing a smaller, portable EPG utilizing similar designs and adding a solar power component. We are also developing a wireless EPG. Mr. Salamon has a conceptual design and will proceed with completion of a working model when funding allows.

Funding

     We plan to raise at least $500,000 during the next 12 months by way of private placements of share or debt instruments with Mr. Salamon and his business associates. The funds will be used to secure license agreements, to continue research and development, to purchase real property, and for general working capital. We also plan to seek bank financing once licensees are secured.

     The following discussion as it relates to our medium and long term business objectives, is pertinent only if we are successful in obtaining sufficient debt and/or equity financing to commence operations.

     The time Mr. Salamon needs to devote to our day-to-day affairs is presently estimated to be approximately thirty to forty hours per week. At such time as we obtain sufficient funding with which to enter advanced stages of development, hire employees and search for an appropriate site where our executive offices can be located, of which there can be no assurance, Mr. Salamon's time commitment will increase.

     In our early development stages, we will depend upon Mr. Salamon to initiate negotiations with prospective distributors and customers. We believe that our commercial viability will be directly dependent upon Mr. Salamon's networking abilities and salesmanship. There can be no assurance that he will be successful in the future in the negotiation and formation of critical strategic alliances for us.

     In our initial development phase, we are operating out of offices provided by Mr. Salamon.

     To implement the initial plan, we intend to seek a private placement in order to raise at least $500,000. If a placement is successful, we believe that we will have sufficient operating capital to meet our initial goals and operating costs for a period of twelve months. If we are not successful in raising such funds, we believe that we will not be able to continue operations with existing funds and the financial support of Mr. Salamon beyond a period of nine to twelve months.

     Even if we are successful at raising this additional money, there can be no assurance that a commercially viable EPG will be developed or the revenues from license fees or sales of the product will be sufficient to establish a viable business. Furthermore, we may face unforeseen costs associated with developing and marketing the EPG. We will still be largely dependent upon Mr. Salamon's ability to attract development partners. Although we believe $500,000 is sufficient to fund operations for the projected period, there can be no assurance that such funding will sufficient to pay additional costs associated with expansion.

     We plan to monitor closely our medium term operations for approximately one year. If we are successful in securing the necessary financing and if our operations are capable of sustaining itself, we intend to seek additional financing in the form of conventional bank financing, small business administration financing, venture capital or the private placement of corporate debt for a total of approximately $500,000. There can be no assurance that any of these financing sources will be available to us. We believe that such expansion will place us in a position to be a major presence in the alternative energy source technology market. If our subsequent expansion is implemented, Mr. Salamon believes he will be able to oversee the entire operation with minimal additional personnel.

     Since we do not expect to seek debt financing until such time as we have successfully developed products and have significant revenues, we believe that we can negotiate appropriate placement and repayment terms for such borrowings. However, there can be no assurance that such funds will be available to us or that we can negotiates suitable terms which are most advantageous to us. In addition, we do not, at this time, anticipate that we will require substantial leverage to fund the expanded operations. However, if we receive bank financing and if we are not successful in sustaining operations or timely servicing such debt and we default on payments on the debt, then the lender or lenders could foreclose upon our interests to the detriment of our shareholders.

     We do not intend to engage in bank financing until such time as we have been successfully operating for a period of time. At such time as we seek to borrow funds, we do not intend to use the loan proceeds to make payments to our management (except as reasonable salaries, benefits and out of pocket expenses). We have no present intention of acquiring any assets or other property owned by any promoter, management or their respective affiliates or associates or acquiring or merging with a business or company in which our promoter, management or their respective affiliates or associates directly or indirectly have an ownership interest. Although there is no present potential for a related party transaction, if any payments are to be made to a promoter and management, we disclose the payments to the security holders and no such payments will be made in breach of the fiduciary duty such related persons have to us.

     There are no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of our affairs. There are no arrangements, agreements or understandings under which non-management shareholders will exercise their voting rights to continue to elect the current directors to our Board of Directors.

Business Strategy

     Our business strategy, which is dependent upon our obtaining sufficient financing with which to implement our business plan (of which there is no assurance), is to sell licenses to companies to manufacture and market our product. Once we commence to actively pursue business operations, our revenues will remain dependent upon sales and licensing revenues and our ability to attract new customers and licensees.

     Our primary direct costs will be (i) expenses related to the development of the EPG technology, (ii) marketing and sales expenses related to the licensing of the EPG technology, (iii) salaries to Mr. Salamon, engineers and sales personnel (payroll cost), and (iv) employee costs (i.e. payroll taxes) and associated employee benefits.

     Our gross profit margin will be determined in part by our ability to minimize and control operating costs, and specifically labor costs and to maintain a firm control on marketing, sales and advertising costs. We will also attempt to maximize market penetration of our products in order to capture a stream of revenue.

Competition

     The markets in which we are engaged are subject to vigorous competition. Energy generation is a constantly evolving industry and is dominated by and impacted by large multi-national oil companies.

     There are many portable products similar to the EPG available on the market, including gasoline and diesel powered generators, and battery/inverter types of portable power sources. We currently see our fiercest competition coming from manufacturers of portable gasoline powered generators, including such major market participants as American Honda Motor Co., Inc., Coleman Powermate, Inc. and Generac Power Systems, Inc.

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

     Gasoline generators are more expensive than the EPG. The prices of gasoline generators vary depending on the size. Gasoline generators in the 900W to 1500W range are priced in the range of $475 to $525. A small gasoline generator may weigh less than the EPG but the EPG will have lower operating and maintenance costs. The gas generator requires fuel to run and requires periodic maintenance, such as oil changes. The EPG will have very low maintenance and operating costs with only the batteries and/or the alternator drive belt needing replacing after the useful lifetime has expired. The anticipated retail cost of the EPG will be in the low hundreds of dollars. The anticipated cost of the EPG will be greater than the battery/inverter units, but will be still be affordable to the consumer in the non-specialized retail market. The physical size of the EPG needs to be larger than the battery/inverter system in order to accommodate the control system, the electric motor, the alternator and the secondary battery. The maintenance costs of the battery/inverter only system will be less than the EPG, as the battery/inverter only system has only one battery and no drive belt. With a battery/inverter only system, once the battery is depleted, the battery needs to be recharged before it can be used again. While the EPG is designed to recharge the primary battery when it depletes, so that the length of time that power can be provided by the EPG may be increased in comparison to existing battery inverter products, we have not yet tested the EPG to determine how long the EPG can supply power before both the primary and the secondary batteries become depleted. The useful life of the gas generator can be years with proper maintenance. The EPG can also last many years with only battery replacement required.

     We intend to focus primarily on the large “indoor” market for homes, offices, recreational vehicles, cottages, small warehouses, storage units, etc. We believe that the EPG will be readily accepted in the market place because it is portable, compact, price competitive, and does not require fueling. Our licensees could be soliciting some of the big retailers such as Wal-Mart, Zellers, Home Depot, Sears and Canadian Tire.

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

     2. No Operating History, Revenues or Earnings. As of the date hereof, we have not yet commenced operations and, accordingly, has received no operating revenues or earnings. Since our inception, most of the time and resources of John Salamon, our sole executive officer and a director, has been spent in organizing us, obtaining interim financing and developing a business plan. Our success is dependent upon our obtaining additional financing from intended operations, from placement of our equity or debt or from third party funding sources. Our success in the business of internet marketing depends upon the generation of a sufficient amount of sales to enable us to continue in operation. There is no assurance that we will be able to obtain additional debt or equity financing from any source. We, during the development stage of our operations, can be expected to sustain substantial operating expenses without generating any operating revenues or the operating revenues generated can be expected to be insufficient to cover expenses. Thus, for the foreseeable future, unless we attain profitable operations, which is not anticipated, our financial statements will show an increasing net operating loss. (See Part I, Item 1. “Description of Business.”)

     3. Minimal Working Capital and Net Worth. As of December 31, 2007, we had cash of $74 and a working capital deficit of $39,581. On that date, we had a negative net worth of $39,581. Our working capital is presently minimal and there can be no assurance that our financial condition will improve. We are expected to continue to have minimal working capital or a working capital deficit as a result of current liabilities. Even though management believes, without assurance, that it will obtain sufficient capital with which to implement our business plan on a limited scale, we are not expected to continue in operation after twelve (12) months without an infusion of capital. In order to obtain additional equity financing, management may be required to dilute the interest of existing shareholders or forego a substantial portion of our revenues, if any. (See Part I, Item 1. “Description of Business”)

     4. Need for Additional Capital. Going Concern Modification Expressed by Independent Registered Public Accounting Firm. Without an infusion of capital or profits from operations, we are not expected to continue in operation after the expiration of the period of twelve (12) months from the date hereof. Accordingly, we are not expected to become a viable business entity unless additional equity and/or debt financing is obtained. Our independent registered public accounting firm has expressed this as a “going concern” modification in its report. We do not anticipate the receipt of operating revenues until management successfully implements our business plan, which is not assured. Further, we may incur significant unanticipated expenditures which will deplete our capital at a more rapid rate because of among other things, the development stage of our business, our limited personnel and other resources and our lack of clients and market recognition.

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

     9. Absence of Public Market for Shares. On the date that was 60 days after the initial date of filing of the Form 10-SB on December 30, 2003, our shares of common stock became registered under the Securities and Exchange Act of 1934. There is no public market for the shares of common stock and no assurance that one will develop and the registration of the shares under the Exchange Act will not necessarily enable us to create a viable trading market for our shares and will not necessarily increase our ability to raise capital. Of such shares, we have has issued 7,000,000 shares of common stock to persons affiliated with us pursuant to an exemption from registration provided by Section 4(2) of the Act and Regulation D promulgated thereunder. These shares are “restricted securities”. Rule 144 of the Act provides, in essence, that a minimum of one year must elapse between the date of the acquisition of the restricted securities from us or from an affiliate of ours, and any resale of such securities in reliance on Rule 144. If restricted securities are sold by an affiliate of us, the amount of securities sold, together with all sales of restricted and other securities of the same class for the account of such person within the preceding three months, must not exceed one percent of our outstanding shares. The amount of restricted securities sold by any person other than an affiliate of ours, together with all other sales of restricted securities of the same class for the account of such person within the preceding three months, must not exceed one percent of our outstanding shares, unless the conditions in Rule 144(k) are satisfied.

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

     12. Control by Existing Management and Stockholders. The present shareholders of our common stock will, by virtue of their percentage share ownership and the lack of cumulative voting, be able to elect the entire Board of Directors, establish our policies and generally direct our affairs. As well, John Salamon, an officer and director of ours, controls a substantial majority of our outstanding common stock. Accordingly, persons investing in our common stock will have no significant voice our management, and cannot be assured of ever having representation on the Board of Directors.

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

     14. No Secondary Trading Exemption. If a market develops in our shares, of which there can be no assurance, secondary trading in the common stock will not be possible in each state until the shares of common stock are qualified for sale under the applicable securities laws of the state or we verify that an exemption, such as listing in certain recognized securities manuals, is available for secondary trading in the state. There can be no assurance that we will be successful in registering or qualifying the common stock for secondary trading, or availing itself of an exemption for secondary trading in the common stock, in any state. If we fail to register or qualify, or obtain or verify an exemption for the secondary trading of, the common stock in any particular state, the shares of common stock could not be offered or sold to, or purchased by, a resident of that state. If a significant number of states refuse to permit secondary trading in our common stock, a public market for the common stock will fail to develop and the shares could be deprived of any value.

     15. Possible Adverse Effect of Penny Stock Regulations on Liquidity of Common Stock in Any Secondary Market. If a market develops in our shares, of which there can be no assurance, then if a secondary trading market develops in the shares of common stock of ours, of which there can be no assurance, the common stock is expected to come within the meaning of the term “penny stock” under 17 CAR 240.3a51 -1 because such shares are issued by a small company; are low-priced (under five dollars); and are not traded on NASDAQ or on a national stock exchange. The Securities and Exchange Commission has established risk disclosure requirements for broker-dealers participating in penny stock transactions as part of a system of disclosure and regulatory oversight for the operation of the penny stock market. Rule 15g-9 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), obligates a broker-dealer to satisfy special sales practice requirements, including a requirement that it make an individualized written suitability determination of the purchaser and receive the purchaser's written consent prior to the transaction. Further, the Securities Enforcement Remedies and Penny Stock Reform Act of 1990 require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure instrument that provides information about penny stocks and the risks in the penny stock market. Additionally, the customer must be provided by the broker-dealer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and the salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. For so long as our common stock is considered penny stock, the penny stock regulations can be expected to have an adverse effect on the liquidity of the common stock in the secondary market, if any, which develops.

     16. Patent Pending and Absence of a Patent. The absence of an issued patent could have an adverse affect on the ability of us to secure manufacturing and marketing licensees. Potential licensees may be unwilling to pay to license technology that is not patented or for which a patent will not be granted.

     17. Technical Limitations. The performance limitations of the EPG are related to the capacity of the batteries. If a small capacity battery is used with a heavy load, the batteries will deplete sooner than if used with a lighter load. If the primary battery is being drained faster than the generator can recharge the battery, then the entire system will eventually cease working and the battery would have to be re-charged from an outside source. An external power supply for the EPG may also be needed if both the primary and secondary batteries become completely depleted after a long period of dormant storage. This limits the EPG’s utility to providing power for smaller appliances and thus puts some limitations on its commercial appeal. We have not yet tested the EPG to determine how long it can supply power before both batteries become depleted.

     18. Internal Controls. Our internal controls over financial reporting may not be effective, which could have a significant and adverse effect on our business.

     Section 404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations of the Securities and Exchange Commission, which we collectively refer to as Section 404, require us to evaluate our internal controls over financial reporting to allow management to report on those internal controls as of the end of each year beginning in fiscal 2007. Section 404 will also require our independent registered public accounting firm to attest to the effectiveness of our internal controls over financial reporting in future periods. Effective internal controls are necessary for us to produce reliable financial reports and are important in our effort to prevent financial fraud. In the course of our Section 404 evaluations, we may identify conditions that may result in significant deficiencies or material weaknesses and we may conclude that enhancements, modifications or changes to our internal controls are necessary or desirable. Implementing any such matters would divert the attention of our management, could involve significant costs, and may negatively impact our results of operations.

     We note that there are inherent limitations on the effectiveness of internal controls, as they cannot prevent collusion, management override or failure of human judgment. If we fail to maintain an effective system of internal controls or if management or our independent registered public accounting firm were to discover material weaknesses in our internal controls, we may be unable to produce reliable financial reports or prevent fraud, and it could harm our financial condition and results of operations, result in a loss of investor confidence and negatively impact our share price.

Item 2. Description of Property.

     Our executive offices are located at 302-1028 Alberni Street, Vancouver, B.C., Canada, V6E 1A3. Our telephone number is (604) 408-3861. We pay no rent for this space. We also have a branch office located at 4080 Paradise Road #15-901, Las Vegas, Nevada 89169 and our telephone number in Nevada is (702) 241-0145. We own no real or personal property. We intend to purchase real property in Canada and the United States to house our office and operational facilities. We do not currently intend to engage in other investment activities, including investments securities other than transactions necessary for cash management activities in the ordinary course of our business.

Item 3. Legal Proceedings.

     We know of no legal proceedings to which we are a party or to which any of our property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against us.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of our stockholders during the fourth quarter of the fiscal year ended December 31, 2007.

PART II

Item 5. Market for Equity Securities and Other Shareholder Matters.

Market Information

     On October 5, 2007, our shares began trading on the NASD’s Over-The-Counter Bulletin Board (the “OTC Bulletin Board”) under the symbol “SLMU”. There has been minimal trading activity to date. The following table sets forth the high and low bid prices for our common stock as reported by the OTC Bulletin Board for the fourth fiscal quarter in 2007 in which our shares traded.

OTC Bulletin Board
Quarter	High (1)	Low (1)	Close (1)
2007 Fourth Quarter	$0.35	$0.14	$0.299

(1) These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

     Our common stock is classified as a penny stock and as such, broker dealers dealing in our common stock will be subject to the disclosure rules for transactions involving penny stocks, which require the broker dealer to determine if purchasing our common stock is suitable for a particular investor. The broker dealer must also obtain the written consent of purchasers to purchase our common stock. The broker dealer must also disclose the best bid and offer prices available for our stock and the price at which the broker dealer last purchased or sold our common stock. These additional burdens imposed on broker dealers may discourage them from effecting transactions in our common stock, which could make it difficult for an investor to sell their shares.

Holders

     As of March 31, 2008, we had 40 shareholders of record and 16,122,820 outstanding shares of common stock.

Dividends

     We have never paid or declared any dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

Transfer Agent

     The transfer agent for the Common Stock is Signature Stock Transfer, Inc., PMB 317, 2220 Coit Road, Suite #480, Plano, Texas 75075. Tel: 972-612-4120, Fax: 972-612-4122. Co. # 0863. CUSIP Number 793893 10 8.

Recent Sales of Unregistered Securities

     All sales of unregistered securities for the last three fiscal years ended December 31, 2006, 2005 and 2004 have previously been disclosed on Form 10-KSB, Form 10-QSB and/or Form 8-K.

     On June 29, 2007, we issued 4,500,000 shares of our common stock to Space Globe Technologies at a value of $0.07 per share, the estimated fair value of the shares on the date of the transaction, in consideration of the transfer to us of Space Globe Technologies’ rights to the wireless EPG technology, including Space Globe’s 99% interest in the three 2006 patent applications. The shares were issued to a non-United States resident in reliance upon an exemption from registration under Regulation S of the Securities Act of 1933, as amended, as a private transaction under Section 4(2) of the Securities Act.

     On June 29, 2007, we issued 1,791,660 shares of our common stock to Space Globe Technologies at a deemed price of $0.05 per share to settle indebtedness of $89,583 owed to Space Globe Technologies for loan advances. Since the estimated fair value of the stock at the time of conversion of the debt was $0.07 per share, we recorded interest expense of $35,833 related to the intrinsic value of the shares issued in the accompanying statements of operations. The shares were issued to a non-United States resident in reliance upon an exemption from registration under Regulation S of the Securities Act as a private transaction under Section 4(2) of the Securities Act.

     On June 29, 2007, we issued 350,000 shares of our common stock to a United States resident for services provided to us. The shares were valued at their estimated fair value of $0.07 per share (based on the fair value of the services provided) for total of $25,000. As of December 31, 2007, all services related to the agreement have been provided and the value of the shares were recorded in general and administrative expense in the accompanying statements of operations. The shares were issued in reliance upon an exemption from registration under Section 4(2) of the Securities Act.

     On November 9, 2007, we issued 518,340 shares of our common stock to Space Globe Technologies at a price of $0.15 per share to settle indebtedness of $77,751 owed to Space Globe Technologies for loan advances. The shares were issued to a non-United States resident in reliance upon an exemption from registration under Regulation S of the Securities Act as a private transaction under Section 4(2) of the Securities Act.

Item 6. Management's Discussion and Analysis or Plan of Operation.

Plan of Operation

     Since our inception, we have conducted no business operations except for organizational and capital raising activities and the completion of a working model of the Power generator. For the period from inception (April 27, 2001) through December 31, 2007, we had no revenue from operations and accumulated operating expenses amounted to $712,527. We propose to compete in the alternative energy source technology market.

     As reported in the Report of Independent Registered Public Accounting Firm on our December 31, 2007 financial statements, we have suffered recurring losses from operations, have a working capital deficit and have a deficit accumulated during the development stage. These items, among others, raise substantial doubt about our ability to continue as a going concern.

     We plan to generate revenues through the sale of manufacturing and marketing licenses on a world-wide basis.

     We will also be involved in research and development activities over the next 2 years. We will search for a private investment group to provide up to $500,000, to cover the costs of product development. All products will be licensed to other corporations for manufacturing, thus no additional money is anticipated to be used to manufacture and/or distribute. At this point in time, major development activities will be on hold until further financing is available.

     Future research and development will be focused on smaller, portable EPGs utilizing the same design and adding a solar power component. Mr. Salamon has a conceptual design and will proceed with plans when funding allows.

     We are not planning to purchase a plant or equipment at this time but rather to enter into licensing agreements to manufacture and market the products. The majority of the development of the technology was completed in early 2003 so the consulting and technical services were no longer required. It is anticipated that further research and development will commence when funding allows.

     If we are unable to generate sufficient revenue from operations to implement our plans, management intends to explore all available alternatives for debt and/or equity financing, including but not limited to private and public securities offerings. Depending upon the amount of revenue, if any, generated by us, management anticipates that we will be able to satisfy our cash requirements for the next approximately nine to twelve months without raising funds via debt and/or equity financing or from third party funding sources.

     Accordingly, management expects that we will need to raise additional funds if we are unable to generate any revenue from operations and if only a minimal level of revenue is generated in accordance with management's expectations.

     Mr. Salamon, at least initially, will be solely responsible for developing our business. However, at such time, if ever, as sufficient operating capital becomes available, he expects to employ additional staff. In addition, we expect to continuously engage in market research in order to monitor new market trends and other critical information deemed relevant to our business.

     As reported in the Report of Independent Registered Public Accounting Firm on our December 31, 2007 financial statements, we have suffered recurring losses from operations and have a working capital deficit that raises substantial doubt about our ability to continue as a going concern.

Financial Condition, Capital Resources and Liquidity

     At December 31, 2007, we have assets totaling $1,372 and current liabilities of $40,953. Since our inception, it has received $149,779 in cash and services contributed as consideration for the issuance of shares of common stock.

     Our working capital is presently minimal and there can be no assurance that our financial condition will improve. We are expected to continue to have minimal working capital or a working capital deficit as a result of current liabilities. We, at inception, issued 1,500,000 shares of our common stock to Mr. Salamon, our sole executive officer, and 500,000 shares our common stock to White & Lee Investments, LP, an investment vehicle controlled by White & Lee LLP, our former legal counsel, as founders’ shares. From April 2001 through December 31, 2007, we received gross proceeds of $103,000 and received services valued at $46,779 from the issuance of a total of 1,515,010 and 1,797,810 shares of common stock, respectively. These offerings were made in the Provinces of British Columbia and Alberta, Canada. Mr. Salamon has been and remains solely responsible for identifying investors and completing all share sales. There are no existing agreements or arrangements with anyone else relating to future sales of additional securities. Even though management believes, without assurance, that we will obtain sufficient capital with which to implement our business plan on a limited scale, we are not expected to continue in operation without an infusion of capital. To obtain additional equity financing, management may be required to dilute the interest of existing shareholders or forego a substantial interest of our revenues, if any. Our ability to continue as a going concern is dependent upon our ability to attract a sufficiently large and profitable licensee base to license our electrical generator technology.

     To implement our business plan during this initial phase, we intend to arrange a private placement in order to raise an additional $500,000. If a placement is successful, we believe that we will have sufficient operating capital to meet our initial expansion goals and operating costs for a period of one year.

Net Operating Losses

     As of December 31, 2007, we have accumulated a net loss of $712,527.

Forward-Looking Statements

     This Form 10-KSB includes “forward-looking statements.” All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-KSB which address activities, events or developments that we expect or anticipate will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), business strategy, expansion and growth of our business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate in the circumstances. However, whether actual results or developments will conform with our expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by us; changes in laws or regulation; and other factors, most of which are beyond our control. Consequently, all of the forward-looking statements made in this Form 10-KSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequence to or effects on us or our business or operations. We assume no obligations to update any such forward-looking statements.

Item 7. Financial Statements.

     Exhibit 99.1, “Salamon Group Financial Statements” are incorporated herein by reference.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

Item 8A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Management's Report on Internal Control Over Financial Reporting

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

     This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we engaged our independent registered public accounting firm to perform, an audit on our internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management's report in this Annual Report.

Changes in Internal Control Over Financial Reporting

     There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Internal Control

     A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple errors. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons of the Company

Directors and Executive Officers

     Set forth below are the names, ages, terms of office and positions of our executive officers and directors.

Name	Age	Term of Office	Position
John E. Salamon	62	Directorship subject to annual election by shareholders	President, Secretary, Treasurer and Director

Bruce Larway	55	Directorship subject to annual election by shareholders	Director

     All directors hold office until the next annual meeting of our shareholders and until their successors have been elected and qualify. Officers serve at the pleasure of the Board of Director. The directors will devote such time and effort to our business and affairs as may be necessary to perform their responsibilities.

     Aside from Mr. Salamon, there are no other persons whose activities will be material to our operations at this time. Mr. Salamon is our sole “promoter” as such term is defined under the Act. However as finances allow, we will engage management and other personnel as required in such areas as finance, administration, sales and marketing, research and development, and overall management.

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

     During 1997, Mr. Salamon performed promotional services for Globus Cellular in Kelowna, British Columbia, Canada. He performed the work as an independent contractor through his wholly owned company, “J. Salamon and Associates”. In late 1997 and 1998, Mr. Salamon performed promotional and product marketing services as an independent contractor for Beitler Consulting, a U.S. based import-export company. Mr. Salamon provided an avenue for Beitler Consulting to begin marketing product lines into the Canadian marketplace. In February 1998, Mr. Salamon formed Space Globe Technologies Ltd. for the purpose of researching and developing energy generation technologies. During 1999, Mr. Salamon performed promotional consulting work with an Edmonton based public corporation, Sustainable Developments Inc. He introduced the Edmonton corporation to potential investors, helped them to generate financial resources, and assisted them with corporate development and diversification strategies.

     In February 2000, Mr. Salamon moved his operations to 302-1028 Alberni Street, Vancouver, Canada, V6E 1A3. From that location, Mr. Salamon continued his work on Space Globe Technologies. In April 2001, Mr. Salamon formed us for the purpose of developing and marketing products based on the Space Globe Technologies. research. Since 2000, Mr. Salamon’s efforts have been primarily focused on raising investment capital to fund our product development and working capital needs and developing strategic business relationships.

     Bruce Larway is a founder, director, and Vice President of Chariot Express Ltd., a 25 year old successful courier and trucking company in Calgary, Alberta, Canada. Mr Larway is responsible for the general operations of the business as well as customer relations.

Significant Employees

     We have no employees. Mr. Salamon is currently responsible for all of our business activities.

Family Relationships

     There are no family relationships between or among our executive officer and directors.

Item 10. Executive Compensation.

     We issued to Mr. Salamon, our executive officer, 1,500,000 shares of restricted common stock in consideration for $1,500 cash in 2001. Except for the above-described compensation, we do not anticipate that any of our executive officers will receive any cash or non-cash compensation for his or her services to us until we commence business operations. At such time as we commence operations, we expect that the Board of Directors will approve the payment of salaries in a reasonable amount to each of our officers for their services in the positions. At such time, the Board of Directors may, in its discretion, approve the payment of additional cash or non-cash compensation to our officers for their services to us.

     We do not provide officers with pension, stock appreciation rights, long-term incentive or other plans but we may implement such plans in the future. In addition, Mr. Salamon is not currently under an employment agreement with us.

Compensation of Directors

     We have no standard arrangements for compensating our directors for their attendance at meetings of the Board of Directors.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The following table sets forth information as of December 31, 2007 regarding the ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five per cent of our outstanding shares of common stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of common stock beneficially owned.

		Amount and
Title of	Name and Address of Beneficial	Nature of	Percent
Class	Owner	Beneficial Owner	of Class

Common	John E. Salamon 302-1028 Alberni St. Vancouver, British Columbia V6E 1A3	12,180,000[1]	75.6%

Common	Bruce Larway 332 Macewan Park View N.W. Calgary, Alberta, T3K 4G6	1,300,732[2]	8.1%

	Officers and directors as a group (2)	13,480,732	83.7%

1 Mr. Salamon is our President and a director. His beneficial own consists of 1,500,000 shares personally held by Mr. Salamon and 10,680,000 shares owned by Space Globe Technologies, a Canadian corporation wholly owned by Mr. Salamon.

2 Mr. Larway is a director. His beneficial ownership consists of 1,030,000 shares held personally by Mr. Larway, 162,500 held by Chariott Express Ltd., a Canadian corporation owned as to 50% by Mr. Larway, and 108,232 shares representing Mr. Larway’s share of stock owned jointly with others.

Item 12. Certain Relationships and Related Transactions.

     We pay no rent for our office space. We utilize the office space of another business owned and operated by Mr. Salamon.

     On April 27, 2001, we issued 1,500,000 shares of restricted common stock to John E. Salamon, our President and a director and record and beneficial owner of approximately 75.6% of our outstanding common stock, in consideration and exchange therefore for $1,500 cash in connection with our organization.

     On April 27, 2001, we issued 500,000 shares of our common stock to White & Lee Investments, an investment vehicle controlled by White & Lee LLP, our former legal counsel, in consideration and exchange therefore for $500 cash in connection with our organization.

     On July 5, 2001, we entered into a Technology License Agreement with Space Globe Technologies whereby we licensed from Space Globe Technologies certain electrical generator technology which we believe to be proprietary. As consideration for the license to use the EPG technology, we paid Space Globe Technologies $50,000, issued to Space Globe Technologies 5,000,000 shares of our common stock, and granted Space Globe Technologies a royalty of 3% of all gross sales of the EPG technology. A patent application for the technology has been filed with the Canadian Intellectual Property Office . We received a nonexclusive, nontransferable, worldwide license to manufacture, use and sell the EPG technology as incorporated into our products, as well as the right to appoint distributors to distribute the technology, as incorporated into our products. Space Globe Technologies is a Canadian corporation wholly owned by John E. Salamon.

     In January, 2006, we replaced the license agreement with Space Globe Technologies with an agreement that transferred 100% ownership of and rights to the EPG technology to us for no additional compensation. John Salamon also assigned to us all rights to the patent pending, except for a 1% interest retained by Mr. Salamon.

     On June 29, 2007, we issued 4,500,000 shares of our common stock to Space Globe Technologies at a value of $0.07 per share, the estimated fair value of the shares on the date of the transaction, in consideration of the transfer to us of Space Globe Technologies’ rights to the wireless EPG technology, including Space Globe’s 99% interest in the three 2006 patent applications.

     On June 29, 2007, we issued 1,791,660 shares of our common stock to Space Globe Technologies at a deemed price of $0.05 per share to settle indebtedness of $89,583 owed to Space Globe Technologies for loan advances. Since the estimated fair value of the stock at the time of conversion of the debt was $0.07 per share, we recorded interest expense of $35,833 related to the intrinsic value of the shares issued in the accompanying statements of operations.

     On November 9, 2007, we issued 518,340 shares of our common stock to Space Globe Technologies at a price of $0.15 per share to settle indebtedness of $77,751 owed to Space Globe Technologies for loan advances.

     In 2007, Space Globe advanced $116,577 to us for working capital. From inception to date, Space Globe Technologies has advanced $198,794 to us for working capital.

     At the current time, we have no provision to issue any additional securities to management, promoters or their respective affiliates or associates.

Item 13. Exhibits.

Exhibit	Description
No.

2.1	Articles of Incorporation	(1)

2.2	Bylaws	(1)

2.3	Initial List of Officers, Directors and Registered Agent	(1)

10.1	Technology License Agreement between Space Globe Technologies, Ltd and the registrant dated July 5, 2001.	(1)

10.2	Assignment Agreement between Space Globe Technologies and the registrant dated January 10, 2005.	(2)

10.3	Consulting Agreement between Alvin Mirman and the registrant dated September 8, 2006.	(5)

10.4	Assignment Agreement between Space Globe Technologies, John Salamon and the registrant dated June 29, 2007.	(3)

10.5	Debt Settlement Agreement between Space Globe Technologies and the registrant dated June 29, 2007.	(3)

10.6	Amendment dated September 30, 2007 to Assignment Agreement dated January 10, 2005 among Space Globe Technologies, John Salamon and the registrant.	(4)

10.7	Debt Settlement Agreement between Space Globe Technologies and the registrant dated November 6, 2007.	(5)

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act	(5)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	(5)

99.1	Salamon Group financial statements for the fiscal years ended December 31, 2007 and 2006 together with Report of Independent Registered Public Accounting Firm.	(5)

(1) Incorporated by reference to the exhibits of the Registration Statement on Form 10-KSB filed with the Securities and Exchange Commission on August 6, 2004.
(2) Incorporated by reference to the exhibits of the Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on January 15, 2005.
(3) Incorporated by reference to the exhibits of the Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on August 20, 2007.
(4) Incorporated by reference to the exhibits of the Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on November 6, 2007.
(5) Filed herewith.

Item 14. Principal Accountant Fees and Services.

(1) Audit Fees

The aggregate fees billed for professional services rendered by our principal accountants for the audit of the Registrant's annual financial statements and review of the financial statements included in the Registrant's Forms 10-KSB and 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2007 and 2006 were approximately $38,000 and $32,000, respectively.

(2) Audit Related Fees

There were no audit related fees for professional services rendered for fiscal years 2007 and 2006.

(3) Tax Fees

Tax fees for fiscal years 2007 and 2006 were $1,200 each year.

(4) All Other Fees

Not applicable.

(5) Audit Committee Policies and Procedures

The Registrant does not have an audit committee. The Board of Directors of the Registrant approved all of the services rendered to the Registrant by our principal accountants for fiscal years 2007 and 2006.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SALAMON GROUP, INC.

Dated: April 14, 2008	By:	/s/ John E. Salamon
John E. Salamon, President