Form 10-Q
period 2008-03-31
SALAMON GROUP INC
filed 2008-05-15
CIK 1274211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to __________

Commission File Number: 0001274211

SALAMON GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	93-1324674
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification no.)

4080 Paradise Road #15-901, Las Vegas, Nevada, USA	89169
(Address of principal executive offices)	(Zip Code)

702.241.0145
(Registrant's telephone number, including area code)

302-1028 Alberni Street, Vancouver, British Columbia, Canada, V6E 1A3
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Larger accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer (Do not check if a smaller reporting company)	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of May 12, 2008, the Issuer had 16,453,978 shares of common stock outstanding with a par value per share of $0.001.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SALAMON GROUP, INC.
(A Development Stage Company)
BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash	$56	$74
Prepaid expense	994	1,298
Total assets	$1,050	$1,372

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$26,149	$9,493
Due to related parties	48,708	31,460
Total current liabilities	74,857	40,953

Contingencies

Stockholders’ deficit:
Preferred stock, no par value; 10,000,000 shares authorized, no shares issued
and outstanding	-	-
Common stock, $0.001 par value; 40,000,000 shares authorized, 16,122,820 shares
issued and outstanding	16,123	16,123
Additional paid-in capital	656,823	656,823
Deficit accumulated during the development stage	(746,753)	(712,527)
Total stockholders’ deficit	(73,807)	39,581

	$1,050	$1,372

See Accompanying Notes

SALAMON GROUP, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(unaudited)

			For The Period
			From April 27,
			2001
			(Inception) to
	Three Months Ended March 31,		March 31,
	2008	2007	2008

EXPENSES:
General and administrative	$34,226	$32,098	$395,920
Interest expense	-	-	35,833
Research and development	-	-	315,000

Net loss	$(34,226)	$(32,098)	$(746,753)

Loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding	16,122,820	8,962,820

See Accompanying Notes

SALAMON GROUP, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(unaudited)

	For The Three		For The Three	Accumulated From
	Months Ended		Months Ended	April 27, 2001
	March 31,		March 31,	(Inception) to
	2008		2007	March 31, 2008

Cash flows from operating activities:
Net loss	$(34,226)		$(32,098)	$(746,753)
Adjustments to reconcile net loss to net cash used in
operating activities:
Amortization of intangible asset	-		-	55,000
Issuance of shares for patents	-		-	315,000
Beneficial conversion	-		-	35,833
Depreciation of property and equipment	-		-	4,515
Estimated fair value of common stock issued for services	-		-	46,779
Changes in operating assets and liabilities:
Prepaid expense	305		-	(994)
Accounts payable	16,655		24,761	26,149

Net cash used in operating activities	(17,266)		(7,337)	(264,471)

Cash flows from investing activities:
Purchase of property and equipment	-		-	(4,515)
Purchase of license	-		-	(50,000)

Net cash used in investing activities	-		-	(54,515)

Cash flows from financing activities:
Advances from related parties	17,248		7,366	216,042

Issuance of common stock for cash	-		-	103,000

Net cash provided by financing activities	17,248		7,366	319,042

Change in cash	(18)		29	56

Cash, beginning of period	74		30	-

Cash, end of period	$56		$59	$56

Supplemental schedule of noncash investing and financing activities:
Estimated fair value of common stock issued upon conversion
Of amounts due to related party	$-	$		$167,334

Estimated fair value of common stock issued for license	$-		$-	$5,000

See Accompanying Notes

SALAMON GROUP, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

1.	Nature of Operations and Continuance of Business

Salamon Group, Inc. (the "Company") was incorporated in the state of Nevada on April 27, 2001 (“Inception”). The Company is a development stage company whose principal business plan is to seek earnings by exploiting technology in the field of ‘alternative energy sources’, which technology includes four patents pending related to electrical power generation.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern. At March 31, 2008, the Company has no revenues to date, has accumulated losses of $746,753 and a working capital deficit of $73,807 and expects to incur further losses in the development of its business, all of which cast substantial doubt about the Company’s ability to continue as a going concern. Management plans to continue to provide for the Company's capital needs during the year ending December 31, 2008 by issuing debt and equity securities and by the continued support of its related parties (see Note 3). The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. There is no assurance that funding will be available to continue the Company’s business operations.

On July 5, 2001, the Company entered into a licensing agreement with Space Globe Technologies Ltd. ("Space Globe"), a Canadian corporation. The agreement allows the Company to use certain technology with respect to a power cell technology used for internal and external electrical applications. The sole shareholder and sole director of Space Globe is John Salamon who is the President and a Director of the Company.

In January 2005, Space Globe and the Company in mutual agreement replaced the license agreement with an agreement that was amended September 30, 2007, which transferred 100% ownership of, and rights to, Space Globe’s technology related to electrical power generation to the Company for no further consideration. John Salamon, the Company’s Chief Executive Officer and majority shareholder, also assigned to Salamon Group a 99% interest in the rights to the patent pending.

In June 2007, Space Globe transferred to Salamon Group 100% ownership of rights to Space Globe’s technology related to wireless electrical power generation, including a 99% interest in three patent applications, for a total 4,500,000 shares of the Company’s common stock (see Note 4).

The Company has prepared the accompanying financial statements in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for annual financial statements. In the opinion of the Company’s management, the accompanying financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to make the financial position of the Company as of March 31, 2008, the results of operations and cash flows for three months ended March 31, 2008 and 2007 and for the period from Inception through March 31, 2008 not misleading. The financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2007 contained in Form 10-KSB filed on April 14, 2008 with the Securities and Exchange Commission (“SEC”).

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

The Company computes net loss per share in accordance with SFAS No. 128, “Earnings per Share”, which requires presentation of both basic and diluted loss per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, convertible preferred stock, and convertible debt, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all potentially dilutive common shares if their effect is antidilutive. At March 31, 2008 and 2007, there were no potentially dilutive instruments outstanding.

	(c)	Revenue recognition

Revenues from the sale of products will be recorded when the product is shipped, title and risk of loss have transferred to the purchaser, payment terms are fixed or determinable and payment is reasonably assured. Revenues from service contracts will be recognized when performance of the service is complete or over the term of the contract.

SALAMON GROUP, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(d)	Foreign currency transactions/balances

Transactions in currencies other than the U.S. dollar are translated at the rate in effect on the transaction date. Any balance sheet items denominated in foreign currencies are translated into U.S. dollars using the rate in effect on the balance sheet date.

(e)	Income Taxes

The Company determines its income taxes under the asset and liability method in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

(f)	Use of Estimates

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the amounts reported in these financial statements and the accompanying notes. Actual results could differ from those estimates.

(g)	Financial Instruments

The fair values of cash, accounts payable, and amounts due to related parties approximate their carrying values due to the immediate or short-term maturity of these financial instruments.

(h)	Issuance of Stock for Non-cash Consideration

All issuances of the Company’s common stock for non-cash consideration have been assigned a dollar amount equaling either the market value of the shares issued or the value of consideration received whichever is more readily determinable. The majority of the non-cash consideration received pertains to services rendered by consultants and others and has been valued at the market value of the shares issued. In certain issuances, the Company may discount the value assigned to the stock issued for illiquidity and restrictions on resale.

The Company’s accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and EITF Issue No. 00-18, “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees.” The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.

(i)	New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141R, "Business Combinations." SFAS No. 141R provides companies with principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141R also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. SFAS No. 141R is effective for business combinations occurring in fiscal years beginning after December 15, 2008. Early adoption of SFAS No. 141R is not permitted. The Company is currently evaluating the impact SFAS No. 141R will have on any future business combinations.

In June 2007, the FASB ratified a consensus opinion reached on EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities”. The guidance in EITF Issue No. 07-3 requires the Company to defer and capitalize nonrefundable advance payments made for goods or services to be used in research and development activities until the goods have been delivered or the related services have been performed. If the goods are no longer expected to be delivered nor the services expected to be performed, the Company would be required to expense the related capitalized advance payments. The consensus in EITF Issue No. 07-3 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2007 and is to be applied prospectively to new contracts entered into on or after December 15, 2007. Early adoption is not permitted. Retrospective application of EITF Issue No. 07-3 is also not permitted. The Company intends to adopt EITF Issue No. 07-3 effective January 1, 2008. The impact of applying this consensus will depend on the terms of the Company’s future research and development contractual arrangements entered into on or after December 15, 2007.

Other recent accounting pronouncements issued by the FASB (including the EITF) and the American Institute of Certified Public Accountants did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

3.	Related Party Transactions

(a)

Amounts owing to Space Globe are unsecured, non interest bearing and are due on demand. The sole shareholder and sole director of Space Globe is John Salamon who is the President and a Director of the Company. At March 31, 2008, a total of $34,460 was due to Space Globe.

SALAMON GROUP, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(b)

During the three months ended March 31, 2008, a director of the Company advanced a total of $14,248. The advances are non-interest bearing and due on demand. At March 31, 2008, the outstanding balance was $14,248.

(c)

During the three months ended March 31, 2008, the Company shared office space and travel arrangements with Space Globe. During each of the quarters ended March 31, 2008 and 2007, the Company incurred an aggregate of approximately $3,000 of allocated rent and travel expense.

(d)

During the year ended December 31, 2007, Mr. Salamon, through his company, Space Globe, contributed patent applications to the Company in exchange for 4,500,000 shares of common stock (see Notes 1 and 4).

(e)	During the year ended December 31, 2007, Space Globe converted advances made to the Company into 2,310,000 shares of common stock (see Note 4).

(f)

On July 5, 2001, the Company purchased a license related to certain power cell technology for cash of $50,000 and five million common shares of the Company valued at $5,000 from Space Globe. In addition, the Company agreed to pay Space Globe a royalty equal to 3% of the gross sales derived from the technology.

4.	Stockholders’ Deficit

(a)

Mr. Salamon and his company Space Globe, contributed three patent applications to the Company in June 2007 (see Note 3). In exchange for the patents, the Company issued 4,500,000 shares of common stock to Space Globe. The shares were valued at $0.07 per share, the estimated fair value of the stock on the measurement date. The total value of the shares of $315,000 was recorded as research and development expense in the accompanying statements of operations as there was no asset value on the books of Space Globe at the time of the contribution.

(b)

In June 2007, the Company issued 1,791,660 shares of common stock to Space Globe for the conversion of advances in the amount of $89,583, or $0.05 per share (see Note 3). Since the estimated fair value of the stock at the time of conversion was $0.07 per share, the Company recorded interest expense of $35,833 related to the beneficial conversion equal to the difference between the value of the shares issued and the advances converted in the accompanying statements of operations.

	(c)	In November 2007, the Company issued 518,340 shares of common stock to Space Globe for the conversion of advances in the amount of $77,751 or $0.15 per share, the estimated fair value (see Note 3).

(d)

In June, 2007,the Company, pursuant to an agreement, issued shares to a third party for services provided. According to the terms of the agreement, the Company issued 350,000 shares of its common stock, which were valued at their estimated fair value of $0.07 per share (based on the fair value of the services provided) for total of $25,000. As of December 31, 2007, all services related to the agreement have been provided and the value of the shares were recorded in general and administrative expense in the accompanying statements of operations.

(e)

During the year ended December 31, 2003, 183,640 shares were issued for cash of $22,460 at an average price of $0.12 per share and 245,360 shares were issued for services and other expenses with a fair value of $10,676 at an average price of $0.04 per share

(f)

During the year ended December 31, 2002, 481,046 shares were issued for cash of $44,008 at an average price of $0.09 per share and 500,000 shares were issued for services with a fair value of $10,400 at an average price of $0.02 per share.

(g)

During the period ended December 31, 2001, 1,850,324 shares were issued for cash of $36,532 at an average price of $0.02 per share and 702,450 shares were issued for services with a fair value of $703 at an average price of $0.001 per share.

	(h)	On July 5, 2001, 5,000,000 shares with a stated par value of $0.001 per share were issued as part of the consideration to acquire a license (see Note 5).

	(i)	As of March 31, 2008, there are no preferred shares issued and outstanding.

	(j)	As of March 31, 2008, the Company has not granted any stock options or warrants.

5.	Contingencies

	(a)	Litigation

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

	(b)	Indemnities and Guarantees

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

6.	Subsequent Events

	(a)	On April 16, 2008, the Company issued 331,158 shares of common stock to Space Globe at a price of $0.095 per share to settle indebtedness of $31,460 owed to Space Globe for loan advances.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The following discussion of the financial condition, changes in financial condition and results of operations of Salamon Group, Inc. (hereinafter referred to as the “Company,” “Salamon Group,” “we,” “our” or “us”) for the three months ended March 31, 2008 should be read in conjunction with Salamon Group’s unaudited financial statements and related notes for the three months ended March 31, 2008.

Cautionary Statements Regarding Forward-Looking Statements

     This Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended. All statements, other than statements of historical facts, included in this Form 10-Q which address activities, events or developments which we expect or anticipate will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), business strategy, expansion and growth of our business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by Salamon Group in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate in the circumstances. However, whether actual results or developments will conform with our expectations and predictions are subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by us; changes in laws or regulation; and other factors, most of which are beyond our control. Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequence to or effects on us or our business or operations. We assume no obligations to update any such forward-looking statements.

Overview

     We were organized under the laws of the State of Nevada on April 27, 2001. We are a developmental stage company organized by John E. Salamon. Our aim is to develop, license and/or acquire certain electrical generator technologies, which we believe to be proprietary. Our offices are presently located at 4080 Paradise Road #15-901, Las Vegas, Nevada, USA 89169, and our telephone number is (702) 241-0145. Our Nevada registered agent is National Registered Agents, Inc. of NV, 1100 East William Street, Suite 207, Carson City, NV 89701.

     Every public issuer of stock engaged in interstate business and which has total assets exceeding $1 million and has more than 750 shareholders is required to register its securities with the Securities and Exchange Commission under the Exchange Act. We have not reached these threshold requirements and are therefore exempt from required registration under Section 12(g) of the Exchange Act. However, we filed a Form 10-SB registration statement on a voluntary basis in order to possibly enhance shareholder and investor confidence by way of full disclosure of our current status and financial condition. Registration may also allow us to establish a trading market on the OTC Bulletin Board. We believe that registration may assist in securing private investment capital, which is needed to complete product testing, to establish a market for our product and to continue research and development of additional products.

     Since our inception, we have been involved in organizational and fund raising activities and the licensing, subsequent acquisition and further development of certain electrical generator technology from Space Globe Technologies Ltd., a private British Columbia, Canada corporation (“Space Globe”), founded and organized also by John Salamon. Space Globe was founded for the purpose of developing technologies and concepts in the field of “Alternative Energy Sources.” Alternative Energy Sources are those which are not supplied by the burning of fossil fuels or the splitting of atoms. Some of the alternative energy sources include solar energy, wind power, geothermal, tides and hydro power. Space Globe was incorporated in the Province of British Columbia, Canada in 1998 by John Salamon. It was initially established as a management/consulting company in which to develop ideas and concepts for power generation. Space Globe’s primary assets consist of office equipment and investments in us. Effective June 29, 2007, in connection with our acquisition of ownership and rights to certain patents and wireless EPG technology from Space Globe, we no longer considered ourself a “shell” company and our current operations are focused on developing and licensing such technologies. From 1999 to 2001 Space Globe and Mr. Salamon developed the concept and design of an Electrical Power Generator (“EPG”) for home and office use and for emergency power backup situations. Mr. Salamon filed a patent application in Canada on September 4, 2001 for protection of the design of the EPG and on March 10, 2008, as requested by the Canadian Patent Office, we filed additional information regarding this patent pending. Mr. Salamon filed a second patent application in Canada on May 12, 2006 and two more patent applications later in 2006 for the protection of designs related to wireless EPGs.

     We initially distributed to Mr. Salamon and White & Lee Investments, L.P., our former legal counsel, a total of 1,500,000 and 500,000 shares, respectively, of common stock, $0.001 par value per share. These founders shares were issued pursuant to Section 4(2) of the Securities Act of 1933 (the “Act”).

     We were formed by Mr. Salamon for the purpose of pursuing his business plan of developing technologies and concepts in the field of “Alternative Energy Sources” in a newly established Nevada corporation. All transactions described below between us and Space Globe were incidental to the transfer of assets to us in connection with the reorganization of these two entities under Mr. Salamon’s common control.

     On July 5, 2001, we entered into a Technology License Agreement with Space Globe whereby we agreed to pay $50,000 cash and issued 5,000,000 shares of common stock to Space Globe as license fees for the technology related to the EPG. The cost of the license was determined to be at an estimated cost of research and development time and materials expended by Space Globe for the development of the EPG. The 5,000,000 shares issued in connection with such Technology License Agreement were issued pursuant to Section 4(2) of the Act at an estimated fair value of $5,000 and the cash was subsequently paid from proceeds of our private placements..

     On January 10, 2005, we replaced the license agreement with Space Globe with an agreement under which Space Globe transferred 100% ownership of and rights to the EPG technology protected by the 2001 patent application to us for no additional compensation. John Salamon, through Space Globe, also assigned all rights to the patent pending to us. On September 30, 2007, we amended the agreement with Space Globe such that John Salamon retains a 1% interest in the patent application.

     In addition to the foregoing issuances, from April 2001 through March 31, 2008, we received gross proceeds of $317,113 (including $103,000 in cash, conversion of $167,334 of amounts due to a related party, and services valued at $47,779) from the issuance of a total of 5,622,820 shares of common stock in offerings conducted pursuant to Section 4(2) of the Act and Regulation S. These offerings were made in the Provinces of British Columbia and Alberta, Canada.

     On June 29, 2007, we entered into an assignment agreement with Space Globe whereby Space Globe transferred to us its ownership of and rights to the wireless EPG technology, including Space Globe’s 99% interest in the three 2006 patent applications, in consideration for the issuance of 4,500,000 shares of common stock to Space Globe (or 1,500,000 shares for each of the three patents applications) at a value of $0.07 per share, the estimated fair value of the shares on the date of the transaction. John Salamon, who filed the three patent applications, retains a 1% interest in the patents pending. The value of the technology was determined to be at an estimated cost of research and development time and materials expended by Space Globe for the development of the wireless EPG. The 4,500,000 shares issued in connection with the assignment agreement were issued pursuant to Section 4(2) of the Act.

     We intend to offer additional securities under Rule 506 and Regulation S to fund our short-term and medium-term expansion plans.

     As of the date hereof, we have no other employees or customers.

Plan of Operation

     Since our inception, we have been involved in organizational activities, have completed offerings of shares of common stock in which we have received gross proceeds in the amount of $103,000 from the issuance of 2,515,010 shares of common stock, have concluded the licensing and subsequent acquisition of an EPG from Space Globe, and have completed of a working model of the Power generator. For the period from inception (April 27, 2001) through March 31, 2008, we had no revenue from operations and accumulated operating expenses amounted to $746,753. We propose to compete in the alternative energy source technology market.

     As reported in the Report of Independent Registered Public Accounting Firm on our December 31, 2007 financial statements, we have suffered recurring losses from operations, we have a working capital deficit and a deficit accumulated during the development stage. These items raise substantial doubt about our ability to continue as a going concern.

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

Financial Condition, Capital Resources and Liquidity

     As of March 31, 2008, we have a deficit accumulated during the development stage of $746,753. At March 31, 2008, we had assets totaling $1,050 and current liabilities of $74,857 attributable to amounts due to related parties and accounts payable. Since our inception, we have received $632,113 in cash, assets contributed and services in connection with the issuance of shares of common stock, including the conversion of $167,334 of related party advances.

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

     To implement such plan, also during this initial phase, we intend to initiate a self-directed private placement under Rule 506 in order to raise approximately $500,000. In the event such placement is successful, we believe that we will have sufficient operating capital to meet the initial expansion goals and operating costs for a period of one year.

Net Operating Losses

     As of March 31, 2008, we have a deficit accumulated during the development stage of $746,753.

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

Off-Balance Sheet Arrangements

     We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Material Commitments for Capital Expenditures

     We had no contingencies or long-term commitments at March 31, 2008.

Critical Accounting Policies

     There were no changes to the critical accounting policies as discussed in our 2007 Form 10-KSB filed in April 2008.

ITEM 4T. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), we carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based upon that evaluation, the CEO and CFO has concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic filings with the SEC, subject to the various limitations on effectiveness set forth below under the heading, “Limitations On The Effectiveness Of Internal Controls,” such that the information relating to us, required to be disclosed in Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our shareholders, through the solicitation of proxies or otherwise, during the quarter ended March 31, 2008.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The following exhibits are filed with the Form 10-Q:

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

10.1	Technology License Agreement between Space Globe and the registrant dated July 5, 2001. (1)

10.2	Assignment Agreement between Space Globe and the registrant dated January 10, 2005. (2)

10.3	Consulting Agreement between Alvin Mirman and the registrant dated September 8, 2006. (5)

10.4	Assignment Agreement between Space Globe, John Salamon and the registrant dated June 29, 2007. (3)

10.5	Debt Settlement Agreement between Space Globe and the registrant dated June 29, 2007. (3)

10.6	Amendment dated September 30, 2007 to Assignment Agreement dated January 10, 2005 among Space Globe, John Salamon and the registrant. (4)

10.7	Debt Settlement Agreement between Space Globe and the registrant dated November 6, 2007. (5)

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (6)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (6)

(1)	Incorporated by reference to the exhibits of the Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on December 12, 2003.
(2)	Incorporated by reference to the exhibits of the Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on January 15, 2005.
(3)	Incorporated by reference to the exhibits of the Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on August 20, 2007.
(4)	Incorporated by reference to the exhibits of the Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on November 6, 2007.
(5)	Incorporated by reference to the exhibits of the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 14, 2008.
(6)	Filed herewith.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer.

Date: May 15, 2008

SALAMON GROUP, INC.

By:	/s/ John E. Salamon
John E. Salamon
President
(Principal Executive Officer and
Principal Financial Officer)