Form 10KSB/A
period 2007-12-31
SALAMON GROUP INC
filed 2008-05-29
CIK 1274211

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

     At the current time, we have no provision to issue any additional securities to management, promoters or their respective affiliates or associates.

Item 13. Exhibits.

Exhibit	Description
No.

2.1	Articles of Incorporation	(1)

2.2	Bylaws	(1)

2.3	Initial List of Officers, Directors and Registered Agent	(1)

10.1	Technology License Agreement between Space Globe Technologies, Ltd and the registrant dated July 5, 2001.	(1)

10.2	Assignment Agreement between Space Globe Technologies and the registrant dated January 10, 2005.	(2)

10.3	Consulting Agreement between Alvin Mirman and the registrant dated September 8, 2006.	(5)

10.4	Assignment Agreement between Space Globe Technologies, John Salamon and the registrant dated June 29, 2007.	(3)

10.5	Debt Settlement Agreement between Space Globe Technologies and the registrant dated June 29, 2007.	(3)

10.6	Amendment dated September 30, 2007 to Assignment Agreement dated January 10, 2005 among Space Globe Technologies, John Salamon and the registrant.	(4)

10.7	Debt Settlement Agreement between Space Globe Technologies and the registrant dated November 6, 2007.	(5)

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act	(6)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	(6)

99.1	Salamon Group financial statements for the fiscal years ended December 31, 2007 and 2006 together with Report of Independent Registered Public Accounting Firm.	(6)

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