Form 10-Q
period 2008-06-30
SALAMON GROUP INC
filed 2008-08-14
CIK 1274211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Larger accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
As of August 13, 2008, the Issuer had 16,453,978 shares of common stock outstanding with a par value per share of $0.001.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SALAMON GROUP, INC.
(A Development Stage Company)
BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash	$38	$74
Prepaid expense	994	1,298
Total assets	$1,032	$1,372

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$33,840	$9,493
Due to related parties	47,577	31,460
Total current liabilities	81,417	40,953

Commitments and Contingencies

Stockholders’ deficit:
Preferred stock, no par value; 10,000,000 shares authorized, no shares issued
and outstanding	-	-
Common stock, $0.001 par value; 40,000,000 shares authorized, 16,453,978 and
16,122,820 shares issued and outstanding, respectively	16,454	16,123
Additional paid-in capital	687,952	656,823
Deficit accumulated during the development stage	(784,791)	(712,527)
Total stockholders’ deficit	(80,385)	39,581

	$1,032	$1,372

SALAMON GROUP, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(unaudited)

					For The Period
					From April 27,
					2001
					(Inception) to
	Three Months Ended June 30		Six Months Ended June 30		June 30, 2008

	2008	2007	2008	2007	2008

EXPENSES:
General and administrative	$38,038	$52,020	$72,264	$84,098	$433,958
Interest expense	-	35,858	-	35,878	35,833
Research and development	-	315,000	-	315,000	315,000

Net loss	$(38,038)	$(402,878)	$(72,264)	$(434,976)	$(784,791)

Loss per share - basic and diluted	$(0.00)	$(0.04)	$(0.00)	$(0.05)

Weighted average shares outstanding	16,395,752	9,136,304	16,259,286	9,136,304

SALAMON GROUP, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(unaudited)

	For The Six	For The Six	Accumulated From
	Months Ended	Months Ended	April 27, 2001
	June 30,	June 30,	(Inception) to
	2008	2007	June 30, 2008

Cash flows from operating activities:
Net loss	$(72,264)	$(434,976)	$(784,791)
Adjustments to reconcile net loss to net cash used in
operating activities:
Amortization of intangible asset	-	-	55,000
Issuance of shares for patents	-	315,000	315,000
Beneficial conversion	-	35,833	35,833
Depreciation of property and equipment	-	-	4,515
Estimated fair value of common stock issued for services	-	25,000	46,779
Changes in operating assets and liabilities:
Prepaid expense	304	(1,610)	(994)
Accounts payable	24,347	14,121	33,840

Net cash used in operating activities	(47,613)	(46,632)	(294,818)

Cash flows from investing activities:
Purchase of property and equipment	-	-	(4,515)
Purchase of license	-	-	(50,000)

Net cash used in investing activities	-	-	(54,515)

Cash flows from financing activities:
Advances from related parties	47,577	46,711	246,371

Issuance of common stock for cash	-	-	103,000

Net cash provided by financing activities	47,577	46,711	349,371

Change in cash	(36)	79	38

Cash, beginning of period	74	30	-

Cash, end of period	$38	$109	$38

Supplemental schedule of noncash investing and financing activities:
Estimated fair value of common stock issued upon conversion
amounts due to related party	$31,460	$89,583	$198,794

Estimated fair value of common stock issued for license	$-	$-	$5,000

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

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern. At June 30, 2008, the Company has no revenues to date, has accumulated losses of $784,791 and a working capital deficit of $80,385 and expects to incur further losses in the development of its business, all of which cast substantial doubt about the Company’s ability to continue as a going concern. Management plans to continue to provide for the Company's capital needs during the year ending December 31, 2008 by issuing debt and equity securities and by the continued support of its related parties (see Note 3). The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. There is no assurance that funding will be available to continue the Company’s business operations.

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

The Company has prepared the accompanying financial statements in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for annual financial statements. In the opinion of the Company’s management, the accompanying financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to make the financial position of the Company as of June 30, 2008, the results of operations for three and six months ended June 30, 2008 and 2007 and cash flows for the six months ended June 30, 2008 and 2007 and for the period from Inception through June 30, 2008 not misleading. The financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2007 contained in Form 10-KSB filed on April 14, 2008 with the Securities and Exchange Commission (“SEC”).

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

SALAMON GROUP, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(b)	Basic and diluted net loss per share

The Company computes net loss per share in accordance with SFAS No. 128, “Earnings per Share”, which requires presentation of both basic and diluted loss per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, convertible preferred stock, and convertible debt, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all potentially dilutive common shares if their effect is antidilutive. At June 30, 2008 and 2007, there were no potentially dilutive instruments outstanding.

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

SALAMON GROUP, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

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

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations." SFAS No. 141(R) provides companies with principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141(R) also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. SFAS No. 141(R) is effective for business combinations occurring in fiscal years beginning after December 15, 2008. Early adoption of SFAS No. 141(R) is not permitted. The Company is currently evaluating the impact SFAS No. 141(R) will have on any future business combinations.

In June 2007, the FASB ratified a consensus opinion reached on EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities.” The guidance in EITF Issue No. 07-3 requires the Company to defer and capitalize nonrefundable advance payments made for goods or services to be used in research and development activities until the goods have been delivered or the related services have been performed. If the goods are no longer expected to be delivered nor the services expected to be performed, the Company would be required to expense the related capitalized advance payments. The consensus in EITF Issue No. 07-3 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2007 and is to be applied prospectively to new contracts entered into on or after December 15, 2007. Early adoption is not permitted. Retrospective application of EITF Issue No. 07-3 is also not permitted. The Company adopted EITF Issue No. 07-3 effective January 1, 2008. The impact of applying this consensus will depend on the terms of the Company’s future research and development contractual arrangements entered into on or after December 15, 2007.

Other recent accounting pronouncements issued by the FASB (including the EITF) and the American Institute of Certified Public Accountants did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

3.	Related Party Transactions

(a)

Amounts owing to Space Globe are unsecured, non interest bearing and are due on demand. The sole shareholder and sole director of Space Globe is John Salamon who is the President and a Director of the Company. At June 30, 2008, a total of $33,329 was due to Space Globe.

(b)

During the six months ended June 30, 2008, a director of the Company advanced a total of $14,248. The advances are non- interest bearing and due on demand. At June 30, 2008, the outstanding balance was $14,248.

(c)

During the six months ended June 30, 2008, the Company shared office space and travel arrangements with Space Globe. During each of the quarters ended June 30, 2008 and 2007, the Company incurred an aggregate of approximately $6,000 of allocated rent and travel expense.

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

(g)
On April 16, 2008, the Company issued 331,158 shares of common stock to Space Globe at a price of $0.095 per share (the estimated fair value) to settle indebtedness of $31,460 owed to Space Globe for loan advances.

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

(d)

In June, 2007, the Company, pursuant to an agreement, issued shares to a third party for services provided. According to the terms of the agreement, the Company issued 350,000 shares of its common stock, which were valued at their estimated fair value of $0.07 per share (based on the fair value of the services provided) for total of $25,000. As of December 31, 2007, all services related to the agreement have been provided and the value of the shares was recorded in general and administrative expense in the accompanying statements of operations.

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

	(h)	On July 5, 2001, 5,000,000 shares with a stated par value of $0.001 per share were issued as part of the consideration to acquire a license (see Note 5).

	(i)	As of June 30, 2008, there are no preferred shares issued and outstanding.

	(j)	As of June 30, 2008, the Company has not granted any stock options or warrants.

SALAMON GROUP, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

5.	Commitments and Contingencies

	(a)	Litigation

From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company. The Company is currently not aware of any such legal proceedings or claims that the Company believes will have, individually or in the aggregate, a material adverse affect on its business, financial condition or operating results.

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

(c)
On June 20, 2008, we entered into a license agreement with 482229 B.C. Ltd. (“482229”), a private company based in Kelowna, British Columbia, whereby we granted 482229 the exclusive rights to manufacture, market, distribute and sell in Canada all electrical power generation products derived from our 2001 patent pending. The license is for an initial term of seven years. 482229 has agreed to pay us a one time licensing fee of CDN$15,000 on or before June 20, 2009 and additional fees equal to 3% of 482229’s gross revenues derived from the sale of products, payable quarterly. In order to maintain the license, 482229 must meet or exceed the following minimum sale requirements:

During Year Ended	Minimum Total Sales of Products
December 31, 2008	CDN$0.00
December 31, 2009	CDN$20,000
December 31, 2010	CDN$30,000
December 31, 2011	CDN$40,000
December 31, 2012	CDN$50,000
December 31, 2013	CDN$60,000
December 31, 2014	CDN$70,000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The following discussion of the financial condition, changes in financial condition and results of operations of Salamon Group, Inc. (hereinafter referred to as the “Company,” “Salamon Group,” “we,” “our” or “us”) for the three and six months ended June 30, 2008 should be read in conjunction with Salamon Group’s unaudited financial statements and related notes for the six months ended June 30, 2008.

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

     In addition to the foregoing issuances, from April 2001 through June 30, 2008, we received gross proceeds of $348,573 (including $103,000 in cash, conversion of $198,794 of amounts due to a related party, and services valued at $47,779) from the issuance of a total of 5,953,978 shares of common stock in offerings conducted pursuant to Section 4(2) of the Act and Regulation S. These offerings were made in the Provinces of British Columbia and Alberta, Canada.

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

     On June 20, 2008, we entered into a license agreement with 482229 B.C. Ltd. (“482229”), a private company based in Kelowna, British Columbia, whereby we granted 482229 the exclusive rights to manufacture, market, distribute and sell in Canada all electrical power generation products derived from our 2001 patent pending. The license is for an initial term of seven years. 482229 has agreed to pay us a one time licensing fee of CDN$15,000 on or before June 20, 2009 and additional fees equal to 3% of 482229’s gross revenues derived from the sale of products, payable quarterly. In order to maintain the license, 482229 must meet or exceed the following minimum sale requirements:

During Year Ended	Minimum Total Sales of Products
December 31, 2008	CDN$0.00
December 31, 2009	CDN$20,000
December 31, 2010	CDN$30,000
December 31, 2011	CDN$40,000
December 31, 2012	CDN$50,000
December 31, 2013	CDN$60,000
December 31, 2014	CDN$70,000

     We are actively seeking to purchase real estate and an operating casino in Las Vegas, Nevada. We intend to move our corporate headquarters into the casino. The purchase of the casino will allow us to start generating revenues so that we can further our business plan to develop, license and/or acquire technologies and concepts in the field of “Alternative Energy Sources”. Once we locate a suitable casino, we intend to enter into a letter of intent to purchase the casino. At that time we will undertake a non-brokered private placement under Rule 506 of Regulation D, to raise the funds required to purchase the casino. There is no assurance that we will succeed in identifying and purchasing a casino or that funding will be available to us for this purpose. There is also no assurance that any casino we might purchase will generate revenues sufficient for us to carry out our business plan related to alternative energy sources.

     We are also in the process of entering into a consulting agreement with a Canadian accounting firm. The consultant will provide us with accounting and bookkeeping services. In exchange for the services, we will issue the accountant 100,000 S-8 shares of our common stock per month.

     We intend to offer additional securities under Rule 506 of Regulation D to fund our short-term and medium-term expansion plans.

     As of the date hereof, we have no other employees or customers.

Plan of Operation

     Since our inception, we have been involved in organizational activities, have completed offerings of shares of common stock in which we have received gross proceeds in the amount of $103,000 from the issuance of 2,515,010 shares of common stock, have concluded the licensing and subsequent acquisition of an EPG from Space Globe, and have completed of a working model of the Power generator. For the period from inception (April 27, 2001) through June 30, 2008, we had no revenue from operations and accumulated operating expenses amounted to $784,791. We propose to compete in the alternative energy source technology market.

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

Financial Condition, Capital Resources and Liquidity

     As of June 30, 2008, we have a deficit accumulated during the development stage of $784,791. At June 30, 2008, we had assets totaling $1,032 and current liabilities of $81,417 attributable to amounts due to related parties and accounts payable. Since our inception, we have received $663,573 in cash assets contributed and services in connection with the issuance of shares of common stock, including the conversion of $198,794 of related party advances.

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

     We have no potential capital resources from any outside sources at the current time. In its initial phase, we will operate out of the facility provided by Mr. Salamon. Mr. Bruce Larway, one of our directors, have advanced us funds, which we intend to convert into shares of our common stock at a price equal to the market price of our shares at the time of conversion.

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

Net Operating Losses

     As of June 30, 2008, we have a deficit accumulated during the development stage of $784,791.

Research and Development

     482229 is now responsible for all further development, testing and commercialization of all EPG products derived from our 2001 patent pending. Until we can secure other qualified licensees regarding the EPG products derived from our other patents pending, all further development, testing and commercialization of those EPG products will be completed by us, subject to obtaining the necessary financing. Upon securing such other qualified licensees, any further research, development and commercialization of those EPG products and all related costs will be the responsibility of the licensee.

     We, under the direction of Mr. Salamon, are continually researching and studying “Alternative Energy Sources” and plan to develop other power generation devices as capital funding becomes available. Alternative Energy Sources are those which are not supplied by the burning of fossil fuels or the splitting of atoms. Some of the alternative energy sources include solar energy, wind power, geothermal, tides and hydro power.

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

     We had no contingencies or long-term commitments at June 30, 2008.

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

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     On April 16, 2008, we issued 331,158 shares of our common stock to Space Globe Technologies at a deemed price of $0.095 per share to settle indebtedness of $31,460 owed to Space Globe Technologies for loan advances. The shares were issued to a non-United States resident in reliance upon an exemption from registration under Regulation S of the Securities Act as a private transaction under Section 4(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of our shareholders, through the solicitation of proxies or otherwise, during the quarter ended June 30, 2008.

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS

     The following exhibits are filed with the Form 10-Q:

3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
10.1	Technology License Agreement between Space Globe and the registrant dated July 5, 2001. (1)
10.2	Assignment Agreement between Space Globe and the registrant dated January 10, 2005. (2)
10.3	Consulting Agreement between Alvin Mirman and the registrant dated September 8, 2006. (5)

10.4	Assignment Agreement between Space Globe, John Salamon and the registrant dated June 29, 2007. (3)
10.5	Debt Settlement Agreement between Space Globe and the registrant dated June 29, 2007. (3)
10.6	Amendment dated September 30, 2007 to Assignment Agreement dated January 10, 2005 among Space Globe, John Salamon and the registrant. (4)
10.7	Debt Settlement Agreement between Space Globe and the registrant dated November 6, 2007. (5)
10.8	Debt Settlement Agreement between Space Globe and the registrant dated April 15, 2008. (6)
10.9	License Agreement between 482229 B.C. Ltd. and the registrant dated June 20, 2008. (6)
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (6)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (6)

(1)	Incorporated by reference to the exhibits of the Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on December 12, 2003.
(2)	Incorporated by reference to the exhibits of the Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on January 15, 2005.
(3)	Incorporated by reference to the exhibits of the Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on August 20, 2007.
(4)	Incorporated by reference to the exhibits of the Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on November 6, 2007.
(5)	Incorporated by reference to the exhibits of the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 14, 2008.
(6)	Filed herewith.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer.

Date: August 14, 2008

SALAMON GROUP, INC.

By:	/s/ John E. Salamon
John E. Salamon
President
(Principal Executive Officer and
Principal Financial Officer)