Form 10-Q
period 2008-09-30
SALAMON GROUP INC
filed 2008-11-14
CIK 1274211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-50530

SALAMON GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	93-1324674
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification no.)

4080 Paradise Road #15-901, Las Vegas, Nevada, USA	89169
(Address of principal executive offices)	(Zip Code)

702.241.0145
(Registrant's telephone number, including area code)

______________________________________________________
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
As of November 10, 2008, the Issuer had 19,224,610 shares of common stock outstanding with a par value per share of $0.001.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SALAMON GROUP, INC.
(A Development Stage Company)
BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash	$20	$74
Prepaid expense	689	1,298
Total assets	$709	$1,372

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$43,288	$9,493
Due to related parties	17,821	31,460
Total current liabilities	61,109	40,953

Commitments and Contingencies

Stockholders’ deficit:
Preferred stock, no par value; 10,000,000 shares authorized, no shares issued
and outstanding	-	-
Common stock, $0.001 par value; 40,000,000 shares authorized, 17,233,643 and
16,122,820 shares issued and outstanding, respectively	17,234	16,123
Additional paid-in capital	741,750	656,823
Deficit accumulated during the development stage	(819,384)	(712,527)
Total stockholders’ deficit	(60,400)	(39,581)

	$709	$1,372

SALAMON GROUP, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(unaudited)

						For The Period
						From April 27,
						2001
						(Inception) to
	Three Months Ended		Nine Months Ended			September 30,
	September 30		September 30

	2008	2007	2008	2007		2008

EXPENSES:
General and administrative	$34,593	$27,921	$106,857	$112,064		$468,551
Interest expense	-	-	-	35,833		35,833
Research and development	-	-	-	315,000		315,000

Net loss	$(34,593)	$(27,921)	$(106,857)	$(462,897)	$	(819,384)

Loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.04)

Weighted average shares outstanding	16,663,463	15,604,480	16,380,582	12,356,735

SALAMON GROUP, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(unaudited)

	For The nine	For The Nine	Accumulated From
	Months Ended	Months Ended	April 27, 2001
	September 30,	September 30,	(Inception) to
	2008	2007	September 30,
			2008

Cash flows from operating activities:
Net loss	$(106,857)	$(462,897)	$(819,384)
Adjustments to reconcile net loss to net cash used in
operating activities:
Amortization of intangible asset	-	-	55,000
Issuance of shares for patents	-	315,000	315,000
Beneficial conversion	-	35,833	35,833
Depreciation of property and equipment	-	-	4,515
Estimated fair value of common stock issued for services	7,000	25,000	53,779
Changes in operating assets and liabilities:
Prepaid expense	609	(1,610)	(689)
Accounts payable	33,795	3,619	43,288

Net cash used in operating activities	(65,453)	(85,055)	(312,658)

Cash flows from investing activities:
Purchase of property and equipment	-	-	(4,515)
Purchase of license	-	-	(50,000)

Net cash used in investing activities	-	-	(54,515)

Cash flows from financing activities:
Advances from related parties	65,399	85,117	264,193
Issuance of common stock for cash	-	-	103,000
Net cash provided by financing activities	65,399	85,117	367,193

Change in cash	(54)	62	20

Cash, beginning of period	74	30	-

Cash, end of period	$20	$92	$20

Supplemental schedule of noncash investing and financing activities:
Estimated fair value of common stock issued upon conversion
of amounts due to related party	$79,038	$89,583	$246,372

Estimated fair value of common stock issued for license	$-	$-	$5,000

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

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern. At September 30, 2008, the Company has no revenues to date, has accumulated losses of $819,384 and a working capital deficit of $60,400 and expects to incur further losses in the development of its business, all of which cast substantial doubt about the Company’s ability to continue as a going concern. Management plans to continue to provide for the Company's capital needs during the year ending December 31, 2008 by issuing debt and equity securities and by the continued support of its related parties (see Note 3). The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or classification of liabilities that might be necessary should the Company be unable to continue in existence. There is no assurance that funding will be available to continue the Company’s business operations.

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

The Company has prepared the accompanying financial statements in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for annual financial statements. In the opinion of the Company’s management, the accompanying financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to make the financial position of the Company as of September 30, 2008, the results of operations for three and nine months ended September 30, 2008 and 2007 and cash flows for the nine months ended September 30, 2008 and 2007 and for the period from Inception through September 30, 2008 not misleading. The financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2007 contained in Form 10-KSB filed on April 14, 2008 with the Securities and Exchange Commission (“SEC”).

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

The Company computes net loss per share in accordance with SFAS No. 128, “Earnings per Share” which requires presentation of both basic and diluted loss per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period, including stock options using the treasury stock method, convertible preferred stock, and convertible debt using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all potentially dilutive common shares if their effect is antidilutive. At September 30, 2008 and 2007, there were no potentially dilutive instruments outstanding.

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

(a)

Amounts owed to Space Globe are unsecured, non interest bearing and are due on demand. The sole shareholder and sole director of Space Globe is John Salamon who is the President and a Director of the Company. At September 30, 2008, a total of $17,821 was due to Space Globe. In November, 2008, the Company issued 891,050 shares of unrestricted common stock to Space Globe at a price of $0.02 per share (the estimated fair value) to settle the $17,821 of indebtedness.

(b)

During the nine months ended September 30, 2008, the Company shared office space and travel arrangements with Space Globe. During each of the quarters ended September 30, 2008 and 2007, the Company incurred an aggregate of approximately $9,000 of allocated rent and travel expense.

(c)

On August 19, 2008, the Company issued 476,129 shares of common stock to Space Globe at a price of $0.07 per share (the estimated fair value) to settle indebtedness of $33,329 owed to Space Globe for loan advances.

(d)

On August 19, 2008, the Company issued 203,543 shares of common stock to a director at a price of $0.07 per share (the estimated fair value) to settle indebtedness of $14,249 owed for working capital advances.

SALAMON GROUP, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(e)

On April 16, 2008, the Company issued 331,158 shares of common stock to Space Globe at a price of $0.095 per share (the estimated fair value) to settle indebtedness of $31,460 owed to Space Globe for loan advances.

(f)

During the year ended December 31, 2007, Mr. Salamon, through his company, Space Globe, contributed patent applications to the Company in exchange for 4,500,000 shares of common stock (see Notes 1 and 4).

(g)	During the year ended December 31, 2007, Space Globe converted advances made to the Company into 2,310,000 shares of common stock (see Note 4).

(h)

On July 5, 2001, the Company purchased a license related to certain power cell technology for cash of $50,000 and five million common shares of the Company valued at $5,000 from Space Globe. In addition, the Company agreed to pay Space Globe a royalty equal to 3% of the gross sales derived from the technology.

4.	Stockholders’ Deficit

(a)

In September, 2008, the Company issued 1,200,000 forfeitable shares of common stock to a consultant. In accordance with the applicable consulting agreement, the shares are to be earned ratably over the one-year term of the agreement through August, 2009. During the three and nine months ended September 30, 2008, the Company recorded $7,000 of expense and recorded 100,000 common shares as issued and outstanding. As 1,100,000 of such shares are not considered issued for accounting purposes they have been excluded from the Company’s issued and outstanding shares.

	(b)	As of September 30, 2008, there are no preferred shares issued and outstanding.

	(c)	As of September 30, 2008, the Company has not granted any stock options or warrants.

	(d)	In November 2007, the Company issued 518,340 shares of common stock to Space Globe for the conversion of advances in the amount of $77,751 or $0.15 per share, the estimated fair value (see Note 3).

(e)

Mr. Salamon and his company, Space Globe, contributed three patent applications to the Company in June 2007 (see Note 3). In exchange for the patents, the Company issued 4,500,000 shares of common stock to Space Globe. The shares were valued at $0.07 per share, the estimated fair value of the stock on the measurement date. The total value of the shares of $315,000 was recorded as research and development expense in the accompanying statements of operations as there was no asset value on the books of Space Globe at the time of the contribution.

(f)

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

(g)

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

(h)

During the year ended December 31, 2003, 183,640 shares were issued for cash of $22,460 at an average price of $0.12 per share and 245,360 shares were issued for services and other expenses with a fair value of $10,676 at an average price of $0.04 per share

(i)

During the year ended December 31, 2002, 481,046 shares were issued for cash of $44,008 at an average price of $0.09 per share and 500,000 shares were issued for services with a fair value of $10,400 at an average price of $0.02 per share.

(j)

During the period ended December 31, 2001, 1,850,324 shares were issued for cash of $36,532 at an average price of $0.02 per share and 702,450 shares were issued for services with a fair value of $703 at an average price of $0.001 per share.

	(k)	On July 5, 2001, 5,000,000 shares with a stated par value of $0.001 per share were issued as part of the consideration to acquire a license (see Note 5).

SALAMON GROUP, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

5.	Contingencies

	(a)	Litigation

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

During the normal course of business, the Company has made certain indemnities and guarantees under which it may be required to make payments in relation to certain transactions. The Company indemnifies its directors, officers, employees and agents to the maximum extent permitted under the laws of the State of Nevada. These indemnities include certain agreements with the Company's officers under which the Company may be required to indemnify such person for liabilities arising out of their employment relationship. The duration of these indemnities and guarantees varies and, in certain cases, is indefinite. The majority of these indemnities and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not been obligated to make significant payments for these obligations and no liabilities have been recorded for these indemnities and guarantees in the accompanying balance sheets.

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

During Year Ended	Minimum Total Sales of Products

December 31, 2008	CDN$0.00

December 31, 2009	CDN$20,000

December 31, 2010	CDN$30,000

December 31, 2011	CDN$40,000

December 31, 2012	CDN$50,000

December 31, 2013	CDN$60,000

December 31, 2014	CDN$70,000

6.	Subsequent Events

In November 2008, the Company issued 891,050 shares of unrestricted common stock to Space Globe at a price of $0.02 per share (the estimated fair value) to settle indebtedness of $17,821 owed to Space Globe for loan advances (see Note 3).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The following discussion of the financial condition, changes in financial condition and results of operations of Salamon Group, Inc. (hereinafter referred to as the “Company,” “Salamon Group,” “we,” “our” or “us”) for the three and nine months ended September 30, 2008 should be read in conjunction with Salamon Group’s unaudited financial statements and related notes for the nine months ended September 30, 2008.

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

Overview

     We were organized under the laws of the State of Nevada on April 27, 2001. We are a developmental stage company organized by John E. Salamon. Our aim is to develop, license and/or acquire certain electrical generator technologies, which we believe to be proprietary. Our offices are presently located at 4080 Paradise Road #15-901, Las Vegas, Nevada, USA 89169, and our telephone number is (702) 241-0145. Our Nevada registered agent is National Registered Agents, Inc. of NV, 1000 East William Street, Suite 204, Carson City, NV 89701.

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

     Since our inception, we have been involved in organizational and fund raising activities and the licensing, subsequent acquisition and further development of a certain electrical generator technology from Space Globe Technologies Ltd., a private British Columbia, Canada corporation (“Space Globe”), founded and organized also by John Salamon. Space Globe was founded for the purpose of developing technologies and concepts in the field of “Alternative Energy Sources.” Alternative Energy Sources are those which are not supplied by the burning of fossil fuels or the splitting of atoms. Some of the alternative energy sources include solar energy, wind power, geothermal, tides and hydro power. Space Globe was incorporated in the Province of British Columbia, Canada in 1998 by John Salamon. It was initially established as a management/consulting company in which to develop ideas and concepts for power generation. Space Globe’s primary assets consist of office equipment and investments in us. Effective June 29, 2007, in connection with our acquisition of ownership and rights to certain patents and wireless EPG technology from Space Globe, we no longer considered ourself a “shell” company and our current operations are focused on developing and licensing such technologies. From 1999 to 2001 Space Globe and Mr. Salamon developed the concept and design of an Electrical Power Generator (“EPG”) for home and office use and for emergency power backup situations. Mr. Salamon filed a patent application in Canada on September 4, 2001 for protection of the design of the EPG and on March 10, 2008, as requested by the Canadian Patent Office, we filed additional information regarding this patent pending. Mr. Salamon filed a second patent application in Canada on May 12, 2006 and two more patent applications later in 2006 for the protection of designs related to wireless EPGs.

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

     On January 10, 2005, we replaced the license agreement with Space Globe with an agreement under which Space Globe transferred 100% ownership of and rights to the EPG technology, protected by the 2001 patent application, to us for no additional compensation. John Salamon, through Space Globe, also assigned all rights to the patent pending to us. On September 30, 2007, we amended the agreement with Space Globe such that John Salamon retains a 1% interest in the patent application.

     In addition to the foregoing issuances, from April 2001 through September 30, 2008, we received gross proceeds of $403,151 (including $103,000 in cash, conversion of $246,372 of amounts due to a related party, and services valued at $53,779) from the issuance of a total of 6,733,650 shares of common stock in offerings conducted pursuant to Section 4(2) of the Act and Regulation S. These offerings were made in the Provinces of British Columbia and Alberta, Canada.

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

     We are actively seeking to purchase real estate and an operating casino in Las Vegas, Nevada. We intend to move our corporate headquarters into the casino. The purchase of the casino will allow us to start generating revenues so that we can further our business plan to develop, license and/or acquire technologies and concepts in the field of “Alternative Energy Sources.” Once we locate a suitable casino, we intend to enter into a letter of intent to purchase the casino. At that time we will undertake a non-brokered private placement under Rule 506 of Regulation D, to raise the funds required to purchase the casino. There is no assurance that we will succeed in identifying and purchasing a casino or that funding will be available to us for this purpose. There is also no assurance that any casino we might purchase will generate revenues sufficient for us to carry out our business plan related to alternative energy sources.

     We intend to offer additional securities under Rule 506 of Regulation D to fund our short-term and medium-term expansion plans.

     As of the date hereof, we have no other employees or customers.

Plan of Operation

     Since our inception, we have been involved in organizational activities, have completed offerings of shares of common stock in which we have received gross proceeds in the amount of $103,000 from the issuance of 2,515,010 shares of common stock, have concluded the licensing and subsequent acquisition of an EPG from Space Globe, and have completed a working model of the power generator. For the period from inception (April 27, 2001) through September 30, 2008, we had no revenue from operations and accumulated operating expenses amounted to $819,384. We propose to compete in the alternative energy source technology market.

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

     We will also be involved in research and development activities. We will search for a private investment group to provide up to $500,000 to cover the costs of product development. All products will be licensed to other corporations for manufacturing, thus no additional money is anticipated to be required to manufacture and/or distribute our products.

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

Financial Condition, Capital Resources and Liquidity

     As of September 30, 2008, we have a deficit accumulated during the development stage of $819,384. At September 30, 2008, we had assets totaling $709 and current liabilities of $61,109 attributable to amounts due to related parties and accounts payable.

     We currently have a working capital deficit and there can be no assurance that our financial condition will improve. We are expected to continue to have minimal working capital or a working capital deficit as a result of our development stage.

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

     We have no potential capital resources from any outside sources at the current time. In our initial phase, we will operate out of the facility provided by Mr. Salamon. On August 19, 2008, Mr. Bruce Larway, one of our directors, converted debt for funds advanced, into shares of our common stock at a price of $0.07 per share.

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

Net Operating Losses

     As of September 30, 2008, we have a deficit accumulated during the development stage of $819,384.

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

Off-Balance Sheet Arrangements

     We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Material Commitments for Capital Expenditures

     We had no contingencies or long-term commitments at September 30, 2008.

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

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 19, 2008, we issued 476,129 shares of our common stock to Space Globe Technologies at a price of $0.07 per share to settle indebtedness of $33,329 owed to Space Globe Technologies for loan advances. The shares were issued to a non-United States resident in reliance upon an exemption from registration under Regulation S of the Securities Act as a private transaction under Section 4(2) of the Securities Act.

On August 19, 2008, we issued 203,543 shares of our common stock to Bruce Larway at a price of $0.07 per share to settle indebtedness of $14,248 owed to Bruce Larway for loan advances. The shares were issued to a non-United States resident in reliance upon an exemption from registration under Regulation S of the Securities Act as a private transaction under Section 4(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of our shareholders, through the solicitation of proxies or otherwise, during the quarter ended September 30, 2008.

ITEM 5. OTHER INFORMATION

     On October 1, 2008, the Company accepted the resignation of Mr. Bruce Larway as a director of the Company. Mr. Larway’s resignation was not due to any disagreement with the Company. No funds are owed to Mr. Larway by the Company or its sole officer John Salamon (including Space Globe Technologies Ltd.).

ITEM 6. EXHIBITS

     The following exhibits are filed with the Form 10-Q:

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

10.1	Technology License Agreement between Space Globe and the registrant dated July 5, 2001. (1)

10.2	Assignment Agreement between Space Globe and the registrant dated January 10, 2005. (2)

10.3	Consulting Agreement between Alvin Mirman and the registrant dated September 8, 2006. (5)

10.4	Assignment Agreement between Space Globe, John Salamon and the registrant dated June 29, 2007. (3)

10.5	Debt Settlement Agreement between Space Globe and the registrant dated June 29, 2007. (3)

10.6	Amendment dated September 30, 2007 to Assignment Agreement dated January 10, 2005 among Space Globe, John Salamon and the registrant. (4)

10.7	Debt Settlement Agreement between Space Globe and the registrant dated November 6, 2007. (5)

10.8	Debt Settlement Agreement between Space Globe and the registrant dated April 15, 2008. (6)

10.9	License Agreement between 482229 B.C. Ltd. and the registrant dated June 20, 2008. (6)

10.10	Consulting Agreement between Harold Schneider and the registrant dated September 1, 2008 (7)

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (7)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (7)

(1)	Incorporated by reference to the exhibits of the Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on December 12, 2003.
(2)	Incorporated by reference to the exhibits of the Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on January 15, 2005.
(3)	Incorporated by reference to the exhibits of the Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on August 20, 2007.
(4)	Incorporated by reference to the exhibits of the Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on November 6, 2007.
(5)	Incorporated by reference to the exhibits of the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 14, 2008.
(6)	Incorporated by reference to the exhibits of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2008.
(7)	Filed herewith.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer.

Date: November 14, 2008

SALAMON GROUP, INC.

By:	/s/ John E. Salamon
John E. Salamon
President
(Principal Executive Officer and
Principal Financial Officer)