Form 10-K
period 2008-12-31
SALAMON GROUP INC
filed 2009-04-15
CIK 1274211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

SALAMON GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	93-1324674
(State or other jurisdiction of	(I.R.S. Employer Identification
incorporation or organization)	no.)

4080 Paradise Road #15-901	89169
Las Vegas, Nevada	(Zip Code)
(Address of principal executive offices)

(702) 241-0145
(Registrant's telephone number, including area code)

Securities to be registered under Section 12(b) of the Act:

Title of each class
None

Name of each exchange on which registered
None

Securities to be registered under Section 12(g) of the Act:

Common Stock, $0.001 par value per share
(Title of class)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes [X]    No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of
this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
(Check one):

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]    No [X ]

State issuer’s revenues for its most recent fiscal year. $ 0

As of June 30, 2008, the aggregate market value of the Registrant’s voting stock held by non-affiliates was approximately $515,000

Number of shares of the issuer’s common stock, $0.001 par value, outstanding as of April 15, 2009: 18,603,880 shares

ii

SALAMON GROUP, INC.
FORM 10-K
TABLE OF CONTENTS

iii

PART I

Item 1. Description of Business.

          (a) Business Development.

     Salamon Group, Inc. (“we”, “us”, “our”) was organized under the laws of the State of Nevada on April 27, 2001. We are a development stage company organized by John E. Salamon, our founder, President and a director. Our aim is to develop, license and/or acquire technologies and concepts in the field of “Alternative Energy Sources”. Our offices are presently located at 4080 Paradise Road #15-901, Las Vegas, Nevada 89169 and our telephone number is (702) 241-0145.

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

     We initially distributed to Mr. Salamon and White & Lee Investments, L.P., our former law firm, a total of 1,500,000 and 500,000 shares, respectively, of common stock, $0.001 par value per share. These founders shares were issued pursuant to Section 4(2) of the Securities Act of 1933 (the “Act”).

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

     In addition to the foregoing issuances, from April 2001 through December 31, 2008, we received gross proceeds of $441,043 (including $103,000 in cash, conversion of $264,193 of amounts due to a related parties and services valued at $73,850) from the issuance of a total of 8,103,880 shares of common stock in offerings conducted pursuant to Section 4(2) of the Act and Regulation S. These offerings were made in the Provinces of British Columbia and Alberta, Canada.

     We intend to offer additional securities under Rule 506 and Regulation D to fund our short – term and medium – term expansion plans.

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

     On July 5, 2001, we entered into a Technology License Agreement with Space Globe Technologies whereby we licensed from Space Globe Technologies certain EPG technology which we believe to be proprietary. As consideration for the license to use the EPG technology, we agreed to pay Space Globe Technologies $50,000 and 5,000,000 shares of common stock and granted Space Globe Technologies a 3% royalty on all gross sales of products derived from the technology. A patent application for the EPG technology has been filed with the Canadian Intellectual Property Office. We received a non-exclusive, non-transferable, worldwide license to manufacture, use and sell the EPG technology as incorporated into our products, as well as the right to appoint distributors to distribute the technology as incorporated into our products.

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

     The EPG can be used as emergency back-up power for the homeowner in the event of a power failure. It can also be used to power small appliances/devices in portable applications such as camping or in a remote cottage setting. It can also power communication equipment during disaster relief efforts. Any number of devices can run from the EPG as long as the combined power of the devices do not exceed the maximum power of the inverter. For example, if a lamp uses 60W and the inverter is rated at 300W maximum, five lamps can be run. If a TV at 160W is to be powered, and a DVD player at 15W, then only two 60W lamps may be powered. It is not currently known how long the EPG may run devices until both batteries are depleted. This will be determined only when the working model described below has undergone extensive testing.

Proof-of-Concept and Working Models

     A prototype was built by Space Globe Technologies in 2002 and was provided to us for further development. In 2004, we completed construction of a proof-of-concept model which is now available for demonstration to potential licensees. The encasement of the model measures 18”L x 11”W x 10.5”H and weighs approximately 60 pounds with all the components in it. The primary battery is a sealed deep cycle battery rated at 33AH with output voltage of 12 VDC and weighs 25 pounds. The secondary battery is also a sealed deep cycle unit with output voltage of 12 VDC and weighs nine pounds.

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
~3A @2000RPM
9.5-10.5A@3000RPM
13-14A @4000 RPM

     We have now developed and completed the assembly of a working model, which contains a bigger battery

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

Technical Limitations :

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

     We are currently developing a smaller, portable EPG utilizing similar designs and adding a solar power component and small fans and light cells. We are also developing a wireless EPG. Mr. Salamon has a conceptual design and will proceed with completion of a working model when funding allows.

Funding

     We plan to raise funds by way of private placements of share or debt instruments with Mr. Salamon and his business associates. The funds will be used to secure license agreements, to continue research and development, to purchase real property, and for general working capital. We also plan to seek bank financing once licensees are secured.

     The following discussion as it relates to our medium and long term business objectives, is pertinent only if we are successful in obtaining sufficient debt and/or equity financing to commence operations.

     The time Mr. Salamon needs to devote to our day-to-day affairs is presently estimated to be approximately thirty to forty hours per week. At such time as we obtain sufficient funding with which to enter advanced stages of development, hire employees and search for an appropriate site where our executive offices can be located in the U.S.A., of which there can be no assurance, Mr. Salamon's time commitment will increase.

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

     To implement the initial plan, we intend to seek a private placement in order to raise funds. If a placement is successful, we believe that we will have sufficient operating capital to meet our initial goals and operating costs for a period of twelve months. If we are not successful in raising such funds, we believe that we will not be able to continue operations with existing funds and the financial support of Mr. Salamon beyond a period of nine to twelve months.

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

Item 1A. Risk Factors.

     Not applicable.

Item 2. Description of Property.

     Our executive offices are located at 4080 Paradise Road #15-901, Las Vegas, Nevada 89169. Our telephone number is (702) 241-0145. We own no real or personal property. We intend to purchase real property in Canada and the United States to house our office and operational facilities. We do not currently intend to engage in other investment activities, including investments securities other than transactions necessary for cash management activities in the ordinary course of our business.

Item 3. Legal Proceedings.

     We know of no legal proceedings to which we are a party or to which any of our property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against us.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of our stockholders during the fourth quarter of the fiscal year ended December 31, 2008.

PART II

Item 5. Market for Equity Securities and Other Shareholder Matters.

Market Information

     On October 5, 2007, our shares began trading on FINRA’s Over-The-Counter Bulletin Board (the “OTC Bulletin Board”) under the symbol “SLMU.” There has been minimal trading activity to date. The following table sets forth the high and low bid prices for our common stock as reported by the OTC Bulletin Board for 2008 and the fourth fiscal quarter in 2007 in which our shares traded.

OTC Bulletin Board

Quarter	High (1)	Low (1)	Close (1)
2007 Fourth Quarter	$0.35	$0.14	$0.299
2008 First Quarter	$0.30	$0.10	$0.10
2008 Second Quarter	$0.10	$0.09	$0.09
2008 Third Quarter	$0.10	$0.05	$0.07
2008 Fourth Quarter	$0.06	$0.02	$0.03

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

Holders

     As of April 15, 2009, we had 40 shareholders of record and 18,103,880 outstanding shares of common stock.

Dividends

     We have never paid or declared any dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

Transfer Agent

     The transfer agent for the Common Stock is Signature Stock Transfer, Inc., PMB 317, 2220 Coit Road, Suite #480, Plano, Texas 75075. Tel: 972-612-4120, Fax: 972-612-4122.

Recent Sales of Unregistered Securities

     None.

Item 7. Management's Discussion and Analysis or Plan of Operation.

Plan of Operation

     Since our inception, we have conducted no business operations except for organizational and capital raising activities and the completion of a working model of the Power generator. For the period from inception (April 27, 2001) through December 31, 2008, we had no revenue from operations and accumulated operating expenses amounted to $853,151. We propose to compete in the alternative energy source technology market.

     As reported in the Report of Independent Registered Public Accounting Firm on our December 31, 2008 financial statements, we have suffered recurring losses from operations, have a working capital deficit and have a deficit accumulated during the development stage. These items, among others, raise substantial doubt about our ability to continue as a going concern.

     We plan to generate revenues through the sale of manufacturing and marketing licenses on a world-wide basis.

     We will also plan to be involved in research and development activities over the next two years. We will search for a private investment group to provide up to $500,000, to cover the costs of product development. All products will be licensed to other corporations for manufacturing, thus no additional money is anticipated to be used to manufacture and/or distribute. At this point in time, major development activities will be on hold until further financing is available.

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

     As reported in the Report of Independent Registered Public Accounting Firm on our December 31, 2008 financial statements, we have suffered recurring losses from operations and have a working capital deficit that raises substantial doubt about our ability to continue as a going concern.

Financial Condition, Capital Resources and Liquidity

     At December 31, 2008, we have assets totaling $690 and current liabilities of $56,965. Since our inception, we have received $176,850 in cash and services contributed as consideration for the issuance of shares of common stock.

     Our working capital is presently minimal and there can be no assurance that our financial condition will improve. We are expected to continue to have minimal working capital or a working capital deficit as a result of current liabilities. We, at inception, issued 1,500,000 shares of our common stock to Mr. Salamon, our sole executive officer, and 500,000 shares our common stock to White & Lee Investments, LP, an investment vehicle controlled by White & Lee LLP, our former legal counsel, as founders’ shares. From April 2001 through December 31, 2008, we received gross proceeds of $103,000 and received services valued at $73,850 from the issuance of a total of 1,515,010 and 2,398,990 shares of common stock, respectively. These offerings were made in the Provinces of British Columbia and Alberta, Canada. Mr. Salamon has been and remains solely responsible for identifying investors and completing all share sales. There are no existing agreements or arrangements with anyone else relating to future sales of additional securities. Even though management believes, without assurance, that we will obtain sufficient capital with which to implement our business plan on a limited scale, we are not expected to continue in operation without an infusion of capital. To obtain additional equity financing, management may be required to dilute the interest of existing shareholders or forego a substantial interest of our revenues, if any. Our ability to continue as a going concern is dependent upon our ability to attract a sufficiently large and profitable licensee base to license our electrical generator technology.

     To implement our business plan during this initial phase, we intend to arrange a private placement in order to raise an additional $500,000. If a placement is successful, we believe that we will have sufficient operating capital to meet our initial expansion goals and operating costs for a period of one year.

Net Operating Losses

     As of December 31, 2008, we have accumulated a net loss of $853,151.

Forward-Looking Statements

     This Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-K which address activities, events or developments that we expect or anticipate will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), business strategy, expansion and growth of our business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate in the circumstances. However, whether actual results or developments will conform with our expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by us; changes in laws or regulation; and other factors, most of which are beyond our control. Consequently, all of the forward-looking statements made in this Form 10-K are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequence to or effects on us or our business or operations. We assume no obligations to update any such forward-looking statements.

Item 8. Financial Statements.

     Exhibit 99.1, “Salamon Group Financial Statements” are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

Item 9A(T). Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). As a result of this evaluation, we identified material weaknesses in our internal control over financial reporting as of December 31, 2008. Accordingly, we concluded that our disclosure controls and procedures were not effective as of December 31, 2008.

     Our internal control over financial reporting (“ICFR”) are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets, provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Management's Report on Internal Control Over Financial Reporting

     Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management has concluded, as of December 31, 2008, we did not maintain effective controls over the financial reporting process because we had the following deficiencies:

  Due to the Company’s small size and limited resources, we did not maintain adequate segregation of duties within its critical financial reporting applications and financial reporting processes. This control deficiency could result in a misstatement of balance sheet and income statement accounts in the Company’s interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

  The Company did not have adequate financial reporting staff, which created adjustments to our annual report for 2008, which were not detected by management. In recent years, we have consummated certain complex equity transactions involving the application of highly specialized accounting principles, which have resulted in deficiencies.

  As of December 31, 2008, we did not maintain effective controls over the control environment. Specifically we do not have sufficient documentation of financial statement preparation and review procedures. We employ policies and procedures in reconciliation of the financial statements and the financial information based on which the financial statements are prepared, however, such the controls and policies we employ are not sufficiently documented.

Changes in Internal Control Over Financial Reporting

     There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

      None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

Directors and Executive Officers

     Set forth below are the names, ages, terms of office and positions of our executive officers and directors.

Name	Age	Term of Office	Position

John E. Salamon	63	Directorship subject to annual election by shareholders	President, Secretary, Treasurer and Director CEO

Bruce Larway	55	Directorship subject to annual election by shareholders	Director, resigned October 1, 2008

     All directors hold office until the next annual meeting of our shareholders and until their successors have been elected and qualify. Officers serve at the pleasure of the Board of Director. The directors will devote such time and effort to our business and affairs as may be necessary to perform their responsibilities. No annual meetings.

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

     In February 2000, Mr. Salamon moved his operations to 302-1028 Alberni Street, Vancouver, Canada, V6E 1A3. From that location, Mr. Salamon continued his work on Space Globe Technologies. In April 2001, Mr. Salamon formed us for the purpose of developing and marketing products based on the Space Globe Technologies research. Since 2000, Mr. Salamon’s efforts have been primarily focused on raising investment capital to fund our product development and working capital needs and developing strategic business relationships.

Significant Employees

     We have no employees. Mr. Salamon is currently responsible for all of our business activities.

Family Relationships

     There are no family relationships between or among our executive officer and directors.

Item 11. Executive Compensation.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The following table sets forth information as of December 31, 2008 regarding the ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five per cent of our outstanding shares of common stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of common stock beneficially owned.

		Amount and
Title of	Name and Address of Beneficial	Nature of	Percent
Class	Owner	Beneficial Owner	of Class

Common	John E. Salamon 302-1028 Alberni St. Vancouver, British Columbia V6E 1A3	12,075,109 [1]	75.6%

Common	Bruce Larway 332 Macewan Park View N.W. Calgary, Alberta, T3K 4G6	1,580,608 [2]	8.1%

1 Mr. Salamon is our President and a director. His beneficial ownership consists of 1,500,000 shares personally held by Mr. Salamon and 10,575,109 shares owned by Space Globe Technologies, a Canadian corporation wholly owned by Mr. Salamon.

2 Mr. Larway’s ownership consists of his share of 75,000 shares owned by Chariott Express, Ltd., a Canadian corporation 50% owned by Mr. Larway. In addition, Mr. Larway owns 1,339,565 personally.

Item 13. Certain Relationships and Related Transactions.

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

     On August 16, 2008, we issued 331,158 shares of common stock to Space Globe at a price of $0.095 per share (the estimated fair value) to settle indebtedness of $31,460 owed to Space Globe for loan advances.

     On August 19, 2008, we issued 203,543 shares of common stock to a director at a price of $0.07 per share (the estimated fair value) to settle indebtedness of $14,249 owed for working capital advances.

     On August 19, 2008, we issued 476,129 shares of common stock to Space Globe at a price of $0.07 per share (the estimated fair value) to settle indebtedness of $33,329 owed to Space Globe for loan advances.

     On November 15, 2008, we issued 869,050 shares of common stock to Space Globe at a price of $0.02 per share (the estimated fair value) to settle indebtedness of $17,821 owed to Space Globe for loan advances.

     On December 31, 2008, a former director of ours surrendered 1,000,000 shares of his common stock for no consideration. Accordingly, we have not reflected such shares as issued or outstanding at December 31, 2008 as such shares have been cancelled by us.

     At the current time, we have no provision to issue any additional securities to management, promoters or their respective affiliates or associates.

Item 14. Principal Accountant Fees and Services.

(1) Audit Fees

The aggregate fees billed for professional services rendered by our principal accountants for the audit of the Registrant's annual financial statements and review of the financial statements included in the Registrant's Forms 10-K and 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2008 and 2007 were approximately $38,000 and $38,000, respectively.

(2) Audit Related Fees

There were no audit related fees for professional services rendered for fiscal years 2008 and 2007.

(3) Tax Fees

Tax fees for fiscal years 2008 and 2007 were $1,200 each year.

(4) All Other Fees

Not applicable.

(5) Audit Committee Policies and Procedures

The Registrant does not have an audit committee. The Board of Directors of the Registrant approved all of the services rendered to the Registrant by our principal accountants for fiscal years 2008 and 2007

Item 15. Exhibits.

Exhibit	Description
No.

2.1	Articles of Incorporation	(1)

2.2	Bylaws	(1)

2.3	Initial List of Officers, Directors and Registered Agent	(1)

10.1	Technology License Agreement between Space Globe Technologies, Ltd and the registrant dated July 5, 2001.	(1)

10.2	Assignment Agreement between Space Globe Technologies and the registrant dated January 10, 2005.	(2)

10.3	Consulting Agreement between Alvin Mirman and the registrant dated September 8, 2006.	(5)

10.4	Assignment Agreement between Space Globe Technologies, John Salamon and the registrant dated June 29, 2007.	(3)

10.5	Debt Settlement Agreement between Space Globe Technologies and the registrant dated June 29, 2007.	(3)

10.6	Amendment dated September 30, 2007 to Assignment Agreement dated January 10, 2005 among Space Globe Technologies, John Salamon and the registrant.	(4)

10.7	Debt Settlement Agreement between Space Globe Technologies and the registrant dated November 6, 2007.	(5)

10.8	Debt Settlement Agreement between Space Globe Technologies and the registrant dated April 15, 2008.	(6)

10.9	License Agreement between 482229 B.C. Ltd. and the registrant dated June 20, 2008	(6)

10.10	Consulting Agreement between Harold Schneider and the registrant dated September 1, 2008	(7)

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act	(8)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	(8)

99.1	Salamon Group financial statements for the fiscal years ended December 31, 2008 and 2007 together with Report of Independent Registered Public Accounting Firm.	(8)

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
(7) Incorporated by reference to the exhibits of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2008.
(8) Filed herewith.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SALAMON GROUP, INC.

Dated: April 15, 2009	By:	/s/ John E. Salamon
John E. Salamon, President