Form 10-Q
period 2009-03-31
SALAMON GROUP INC
filed 2009-05-19
CIK 1274211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

(702) 241-0145
(Registrant's telephone number, including area code)

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

As of May 13, 2009, the Issuer had 19,303,880 shares of common stock outstanding with a par value per share of $0.001.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SALAMON GROUP, INC.
(A Development Stage Company)
BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current assets:
Cash	$14	$2
Prepaid expense	688	688
Total assets	$702	$690

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$53,840	$50,538
Due to related parties	4,078	6,427
Total current liabilities	57,918	56,965

Contingencies

Stockholders’ deficit:
Preferred stock, no par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized, 18,103,880 and
17,603,880 shares issued and outstanding, respectively	18,104	17,604
Additional paid-in capital	794,772	779,272
Deficit accumulated during the development stage	(870,092)	(853,151)
Total stockholders’ deficit	(57,216)	(56,275)

	$702	$690

See Accompanying Notes

SALAMON GROUP, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(unaudited)

			For The Period
			From April 27,
			2001
			(Inception) to
	Three Months Ended March 31,		March 31,
	2009	2008	2009

EXPENSES:
General and administrative	$16,941	$34,226	$519,259
Interest expense	-	-	35,833
Research and development	-	-	315,000

Net loss	$(16,941)	$(34,226)	$(870,092)

Loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding – basic and diluted	17,873,880	16,122,820

See Accompanying Notes

SALAMON GROUP, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

			For the
			Period
	For The	For The	From April
	Three	Three	27,
	Months	Months	2001
	Ended	Ended	(Inception)
	March 31,	March 31,	to March 31,
	2009	2008	2009

Cash flows from operating activities:
Net loss	$(16,941)	$(34,226)	$(870,092)
Adjustments to reconcile net loss to net
cash used in operating activities:
Amortization of intangible asset	-	-	55,000
Estimated fair value of common stock issued for patents	-	-	315,000
Beneficial conversion of amounts due to related party	-	-	35,833
Depreciation of property and equipment	-	-	4,515
Estimated fair value of common stock issued
for services	10,000	-	73,791
Changes in operating assets and liabilities:
Prepaid expense	-	305	(688)
Accounts payable	3,302	16,655	63,899

Net cash used in operating activities	(3,639)	(17,266)	(322,742)

Cash flows from investing activities:
Purchase of property and equipment	-	-	(4,515)
Purchase of license	-	-	(50,000)

Net cash used in investing activities	-	-	(54,515)

Cash flows from financing activities:
Advances from related parties	3,651	17,248	274,271
Issuance of common stock for cash	-	-	103,000

Net cash provided by financing activities	3,651	17,248	377,271

Net change in cash	12	(18)	14

Cash, beginning of period	2	74	-

Cash, end of period	$14	$56	$14

Non cash:
Estimated fair value of common stock issued upon conversion
of amounts due to related parties	$6,000	$-	$270,193
Estimated fair value of common stock issued for license	$-	$-	$5,000
Estimated fair value of common stock issued in conversion of
accounts payable	$-	$-	$10,059

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

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern. At March 31, 2009, the Company has no revenues to date, has accumulated losses of $870,092 and a working capital deficit of $57,216 and expects to incur further losses in the development of its business, all of which cast substantial doubt about the Company’s ability to continue as a going concern. Management plans to continue to provide for the Company's capital needs during the year ending December 31, 2009 by issuing debt and equity securities and by the continued support of its related parties (see Note 3). The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. There is no assurance that funding will be available to continue the Company’s business operations.

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

In January 2005, Space Globe and the Company in mutual agreement replaced the license agreement with an agreement that was amended December 31, 2007, which transferred 100% ownership of, and rights to, Space Globe’s technology related to electrical power generation to the Company for no further consideration. John Salamon, the Company’s Chief Executive Officer and majority shareholder, also assigned to Salamon Group a 99% interest in the rights to the patent pending.

In June 2007, Space Globe transferred to Salamon Group 100% ownership of rights to Space Globe’s technology related to wireless electrical power generation, including a 99% interest in three patent applications, for a total 4,500,000 shares of the Company’s common stock (see Note 4).

The Company has prepared the accompanying financial statements in accordance with United States generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAF' for annual financial statements. In the opinion of the Company's management, the accompanying financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to make the financial position of the Company as of March 31,2009, the results of operations and cash flows for three months ended March 31,2009 and 2008 and for the period from Inception through March 3 1,2009 not misleading. The financial statements should be read in conjunction with the audited financial statements for the year ended December 3 1, 2008 contained in Form 10-K filed with the Securities and Exchange Commission ("SEC").

The Company has prepared the accompanying financial statements in accordance with United States generally accepted accounting principles (“GAAP”) for year end financial information.

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

The Company computes net loss per share in accordance with SFAS No. 128, “Earnings per Share”, which requires presentation of both basic and diluted loss per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, convertible preferred stock, and convertible debt, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all potentially dilutive common shares if their effect is antidilutive. At March 31, 2009 and 2008, there were no potentially dilutive instruments outstanding.

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

Transactions in currencies other than the U.S. dollar are translated at the rate in effect on the transaction date. Any balance sheet items denominated in foreign currencies are translated into U.S. dollars using the rate in effect on the balance sheet date. There have been no significant transactions in currencies other than the U.S. dollar since inception.

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

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations." SFAS No. 141(R) provides companies with principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any non controlling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141(R) also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. SFAS No. 141(R) is effective for business combinations occurring in fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact SFAS No. 141(R) will have on any future business combinations.

Other recent accounting pronouncements issued by the FASB (including the EITF) and the American Institute of Certified Public Accountants did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

3	Related Party Transactions

(a)

Amounts owing to Space Globe are unsecured, non interest bearing and are due on demand. The sole shareholder and sole director of Space Globe is John Salamon who is the President and a Director of the Company. At March 31, 2009 and December 31, 2008, a total of $4,078 and $6,427, respectively, was due to Space Globe.

(b)

During the three months ended March 31, 2009, the Company shared office space and travel arrangements with Space Globe. During each of the quarters ended March 31, 2009 and 2008, the Company incurred an aggregate of approximately $3,000 of allocated rent and travel expense.

(c)

On January 15, 2009, the Company issued 200,000 shares of common stock to Space Globe at a price of $0.03 per share (the estimated fair value) to settle indebtedness of $6,000 owed to Space Globe for loan advances.

(d)

On December 31, 2008, a former director of the Company surrendered 1,000,000 shares of his common stock for no consideration. Accordingly, the Company has not reflected such shares as issued or outstanding at December 31, 2008 as such shares have been cancelled by the Company.

SALAMON GROUP, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(e)

On November 15, 2008, the Company issued 869,050 shares of common stock to Space Globe at a price of $0.02 per share (the estimated fair value) to settle indebtedness of $17,821 owed to Space Globe for loan advances.

(f)

On August 19, 2008, the Company issued 476,129 shares of common stock to Space Globe at a price of $0.07 per share (the estimated fair value) to settle indebtedness of $33,329 owed to Space Globe for loan advances.

(g)

On August 19, 2008, the Company issued 203,543 shares of common stock to a director at a price of $0.07 per share (the estimated fair value) to settle indebtedness of $14,249 owed for working capital advances.

(h)

On April 16, 2008, the Company issued 331,158 shares of common stock to Space Globe at a price of $0.095 per share (the estimated fair value) to settle indebtedness of $31,460 owed to Space Globe for loan advances.

(i)

During the year ended December 31, 2007, Mr. Salamon, through his company, Space Globe, contributed patent applications to the Company in exchange for 4,500,000 shares of common stock (see Notes 1 and 4).

(j)	During the year ended December 31, 2007, Space Globe converted advances made to the Company into 2,310,000 shares of common stock (see Note 4).

(k)

On July 5, 2001, the Company purchased a license related to certain power cell technology for cash of $50,000 and five million common shares of the Company valued at $5,000 from Space Globe. In addition, the Company agreed to pay Space Globe a royalty equal to 3% of the gross sales derived from the technology. To date, no sales have been made and accordingly no royalties have been earned in connection with this agreement.

4.	Stockholders’ Deficit

(a)	As of March 31, 2009, there are no preferred shares issued and outstanding.

(b)	As of March 31, 2009, the Company has not granted any stock options or warrants.

(c)	On October 27, 2008, the Company issued 201,180 shares of the Company’s common stock as payment for services rendered. The Company had accrued $10,059 for such services. However, based on the estimated fair value of the Company’s common stock on the date of conversion, the Company has recorded an additional $2,012 of expense.

(d)	In September 2008, the Company issued 1,200,000 forfeitable shares of common stock to a consultant. In accordance with the applicable consulting agreement, the shares are to be earned ratably over the one-year term of the agreement through August 2009. During the period ended March 31, 2009, the Company recorded $10,000 of expense and recorded 300,000 common shares as issued and outstanding. During the year ended December 31, 2008, the Company recorded $15,000 of expense and recorded 400,000 common shares as issued and outstanding. As 500,000 of such shares are not considered issued for accounting purposes they have been excluded from the Company’s issued and outstanding shares.

(e)	In November 2007, the Company issued 518,340 shares of common stock to Space Globe for the conversion of advances in the amount of $77,751 or $0.15 per share, the estimated fair value (see Note 3).

(f)	Mr. Salamon and his company Space Globe, contributed three patent applications to the Company in June 2007 (see Note 3). In exchange for the patents, the Company issued 4,500,000 shares of common stock to Space Globe. The shares were valued at $0.07 per share, the estimated fair value of the stock on the measurement date. The total value of the shares of $315,000 was recorded as research and development expense in the accompanying statements of operations as there was no asset value on the books of Space Globe at the time of the contribution.

(g)	In June 2007, the Company issued 1,791,660 shares of common stock to Space Globe for the conversion of advances in the amount of $89,583, or $0.05 per share (see Note 3). Since the estimated fair value of the stock at the time of conversion was $0.07 per share, the Company recorded interest expense of $35,833 related to the beneficial conversion equal to the difference between the value of the shares issued and the advances converted in the accompanying statements of operations.

(h)	In June, 2007, the Company, pursuant to an agreement, issued shares to a third party for services provided. According to the terms of the agreement, the Company issued 350,000 shares of its common stock, which were valued at their estimated fair

SALAMON GROUP, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

value of $0.07 per share (based on the fair value of the services provided) for total of $25,000. As of December 31, 2007, all services related to the agreement have been provided and the value of the shares was recorded in general and administrative expense in the accompanying statements of operations.

(i)

During the year ended December 31, 2003, 183,640 shares were issued for cash of $22,460 at an average price of $0.12 per share and 245,360 shares were issued for services and other expenses with a fair value of $10,676 at an average price of $0.04 per share

(j)

During the year ended December 31, 2002, 481,046 shares were issued for cash of $44,008 at an average price of $0.09 per share and 500,000 shares were issued for services with a fair value of $10,400 at an average price of $0.02 per share.

(k)

During the period ended December 31, 2001, 1,850,324 shares were issued for cash of $36,532 at an average price of $0.02 per share and 702,450 shares were issued for services with a fair value of $703 at an average price of $0.001 per share.

(l)	On July 5, 2001, 5,000,000 shares with a stated par value of $0.001 per share were issued as part of the consideration to acquire a license (see Note 5).

5.	Contingencies

(a)	Litigation

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

(c)

On June 20, 2008, the Company entered into a license agreement with 482229 B.C. Ltd. (“482229”), a private company based in Kelowna, British Columbia, whereby we granted 482229 the exclusive rights to manufacture, market, distribute and sell in Canada all electrical power generation products derived from our 2001 patent pending. The license is for an initial term of seven years. 482229 has agreed to pay us a one time licensing fee of CDN$15,000 on or before June 20, 2009 and additional fees equal to 3% of 482229’s gross revenues derived from the sale of products, payable quarterly. In order to maintain the license, 482229 must meet or exceed the following minimum sale requirements:

During Year Ended	Minimum Total Sales of Products
December 31, 2008	CDN$0.00
December 31, 2009	CDN$20,000
December 31, 2010	CDN$30,000
December 31, 2011	CDN$40,000
December 31, 2012	CDN$50,000
December 31, 2013	CDN$60,000
December 31, 2014	CDN$70,000

6.	Subsequent Events

Effective April 15, 2009, the Company entered into an agreement with a consultant for investor relation services for which the Company is to issue 700,000 shares of restricted stock. Pursuant to the agreement, services are to begin on April 15, 2009 for a period of three months.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The following discussion of the financial condition, changes in financial condition and results of operations of Salamon Group, Inc. (hereinafter referred to as the “Company,” “Salamon Group,” “we,” “our” or “us”) for the three months ended March 31, 2009 should be read in conjunction with Salamon Group’s unaudited financial statements and related notes for the three months ended March 31, 2009.

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

     In addition to the foregoing issuances, from April 2001 through March 31, 2009, we received gross proceeds of $446,984 (including $103,000 in cash, conversion of $270,193 of amounts due to a related party, and services valued at $73,791) from the issuance of a total of 6,733,650 shares of common stock in offerings conducted pursuant to Section 4(2) of the Act and Regulation S. These offerings were made in the Provinces of British Columbia and Alberta, Canada.

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

Plan of Operation

     Since our inception, we have been involved in organizational activities, have completed offerings of shares of common stock in which we have received gross proceeds in the amount of $103,000 from the issuance of 2,515,010 shares of common stock, have concluded the licensing and subsequent acquisition of an EPG from Space Globe, and have completed a working model of the power generator. For the period from inception (April 27, 2001) through March 31, 2009, we had no revenue from operations and our deficit accumulated during the development stage amounted to $870,092. We propose to compete in the alternative energy source technology market.

     As reported in the Report of Independent Registered Public Accounting Firm on our December 31, 2008 financial statements, we have suffered recurring losses from operations, we have a working capital deficit and a deficit accumulated during the development stage. These items raise substantial doubt about our ability to continue as a going concern.

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

Financial Condition, Capital Resources and Liquidity

     As of March 31, 2009, we have a deficit accumulated during the development stage of $870,092. At March 31, 2009, we had assets totaling $702 and current liabilities of $57,918 attributable to amounts due to related parties and accounts payable.

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

     We have no potential capital resources from any outside sources at the current time. In our initial phase, we will operate out of the facility provided by Mr. Salamon

     Our ability to continue as a going concern is dependent upon our ability to attract a sufficiently large and profitable licensee base to license our electrical generator technology.

     To implement such plan, also during this initial phase, we intend to initiate a self-directed private placement under Rule 506 in order to raise approximately $500,000. In the event such placement is successful, we believe that we will have sufficient operating capital to meet the initial expansion goals and operating costs for a period of one year.

Net Operating Losses

As of March 31, 2009, we have a deficit accumulated during the development stage of $870,092.

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

Material Commitments for Capital Expenditures

     We had no contingencies or long-term commitments at March 31, 2009.

Critical Accounting Policies

There were no changes to the critical accounting policies as discussed in our 2008 Form 10-K filed on April 15, 2009.

ITEM 4T. CONTROLS AND PROCEDURES

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009 (the “Evaluation Date”). Based upon the evaluation of our disclosure controls and procedures as of the Evaluation Date, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective because of the identification of material weaknesses in our internal control over financial reporting which are identified in our Management’s Report on Internal Control Over Financial Reporting included with our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, which we view as an integral part of our disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recently completed quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our Disclosure Controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     We know of no legal proceedings to which we are a party or to which any of our property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of our shareholders, through the solicitation of proxies or otherwise, during the quarter ended March 31, 2009.

ITEM 5. OTHER INFORMATION

     None.

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

Date: May 19, 2009

SALAMON GROUP, INC.

By:	/s/ John E. Salamon
John E. Salamon
President
(Principal Executive Officer and
Principal Financial Officer)