Form 10-K/A
SALAMON GROUP INC
filed 2009-07-08
CIK 1274211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, which the Registrant previously filed with the Securities and Exchange Commission on April 15, 2009 (the “Original Filing”).  The Registrant is filing this Amendment because management became aware of certain deficiencies contained within the Original Filing.  Item 7 – Management’s Discussion and Analysis has been amended as follows: we have provided a more detailed discussion of our results of operations and our plan of operation.  Item 9A(T) – Controls and Procedures has been amended as follows:  we have amended our disclosure to provide a conclusion on the effectiveness of our internal controls over financial reporting; to state that an attestation report of the company’s registered public accounting firm was not included and also disclosed material weaknesses in our internal controls over financial reporting.  Exhibit 99.1 – Report of Independent Registered Public Accounting Firm, has been amended to include the report of the other auditor referenced in KMJ Corbin & Company’s audit report.  Exhibit 31.1 – has been amended to meet the requirements of the form prescribed.  In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment and apply to this filing and the Original Filing, as amended.  Except as set forth below, the Original Filing has not been amended, updated or otherwise modified.  Other events occurring after the filing of the Form 10-K or other disclosures necessary to reflect subsequent events have been addressed in our reports filed with the Securities and Exchange Commission subsequent to the filing of the Form 10-K.

Item 7.  Management's Discussion and Analysis or Plan of Operation.

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

     In addition to the foregoing issuances, from April 2001 through December 31, 2008, we received gross proceeds of $441,043 (including $103,000 in cash, conversion of $264,193 of amounts due to a related party, and services valued at $73,850) from the issuance of a total of 8,103,880 shares of common stock in offerings conducted pursuant to Section 4(2) of the Act and Regulation S.  These offerings were made in the Provinces of British Columbia and Alberta, Canada.

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

     In August of 2008, our Board of Directors resolved to expand our current business plan into other areas which would allow us to generate revenues.  One particular area that our Board resolved would provide added value to our company would be real estate, more specifically real estate in the form of an operating casino in Las Vegas, Nevada.  Currently, our President is actively identifying potential casinos that are for sale in the Las Vegas area.  If we are able to locate and purchase a suitable casino, we intend to move our corporate headquarters into the casino.  The purchase of the casino will allow us to start generating revenues so that we can further our business plan to develop, license and/or acquire technologies and concepts in the field of “Alternative Energy Sources.”  Once we locate a suitable casino, we intend to enter into a letter of intent to purchase the casino.  We intend to finance the purchase of a suitable casino through a combination of equity and/or debt financing, and by undertaking a non-brokered private placement under Rule 506 of Regulation D, to raise the funds required to purchase the casino.  There is no assurance that we will succeed in identifying and purchasing a casino or that funding will be available to us for this purpose.  There is also no assurance that any casino we might purchase will generate revenues sufficient for us to carry out our business plan related to alternative energy sources.

     As of the date hereof, we have no other employees or customers.

Plan of Operation

     Since our inception, we have been involved in organizational activities, have completed offerings of shares of common stock, have concluded the licensing and subsequent acquisition of an EPG from Space Globe, and have completed a working model of the power generator.  For the period from inception (April 27, 2001) through December 31, 2008, we had no revenue from operations and our deficit accumulated during the development stage amounted to $853,151.  We propose to compete in the alternative energy source technology market.

     As reported in the Report of Independent Registered Public Accounting Firm on our December 31, 2008 financial statements, we have suffered recurring losses from operations, we have a working capital deficit and a deficit accumulated during the development stage.  These items raise substantial doubt about our ability to continue as a going concern.

     We plan to generate revenues through the sale of manufacturing and marketing licenses on a world-wide basis.  We also plan on generating revenues by possibly purchasing an operating casino in Las Vegas, Nevada.  Our President is currently identifying potential casinos that are available for sale in Las Vegas.  If he is successful in locating a casino, we intend to finance the purchase of the casino through a combination of debt and equity financing.  We would also move our corporate headquarters into the casino.

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

Results of Operations

Summary of Year End Results
	Year Ended		Percentage
	December 31, 2008	December 31, 2007	Increase / (Decrease)
Revenue	$-	$-	n/a
Expenses	(140,624)	(483,468)	(70.91% )
Net Income (Loss)	$(140,624)	$(483,468)	(70.91%)

Revenues

We did not earn any revenues during the fiscal year ended December 31, 2008 and we do not anticipate earning revenues in the near future.  We are a development stage company and presently have only nominal operations.

Expenses

The major components of our expenses for the year are outlined in the table below:

	Year Ended		Percentage
	December 31, 2008	December 31, 2007	Increase / (Decrease)
General and Administrative	$140,624	$132,635	6.02%

Interest Expense	0	35,833	(100.00%)
Research and Development	0	315,000	(100.00%)
Total Expenses	$140,624	$483,468	(70.91%)

The increase in general and administrative expenses during the year end December 31, 2008 is primarily a result of an increase in professional fees.  Professional fees include legal and accounting fees incurred in connection with meeting our ongoing reporting obligations under the Exchange Act.  Also, we did not incur any interest or research and development fees during the year ended December 31, 2008, whereas we recorded $35,833 in interest expenses and $315,000 in research and development expenses for the year ended December 31, 2007.  The interest expenses incurred

Liquidity And Capital Resources

Working Capital
			Percentage
	At December 31, 2008	At December 31, 2007	Increase / (Decrease)
Current Assets	$690	$1,392	(49.71)%
Current Liabilities	(56,965)	(40,953)	39.10%
Working Capital	$(56,275)	$(39,581)	(42.18)%

Cash Flows
	Year Ended
	December 31, 2008	December 31, 2007
Net Cash Used in Operating Activities	$(71,898)	$(106,533)
Net Cash from Investing Activities	-	-
Net Cash Provided By Financing Activities	71,826	116,577
Net Increase (Decrease) in Cash During Period	$(72)	$44

Our working capital deficit increased during the year ended December 31, 2008 because of the fact that our current liabilities, particularly our accounts payable increased during the year ended December 31, 2008 compared to the year ended December 31, 2007.

Financing Requirements

From inception to December 31, 2008, we have suffered cumulative losses in the amount of $853,151.  We expect to continue to incur substantial losses as we continue the development of our business.  Since our inception, we have funded operations through common stock issuances, related party loans, and the support of creditors in order to meet our strategic objectives.  Our management believes that sufficient funding will be available to meet our business objectives, including anticipated cash needs for working capital, and are currently evaluating several financing options, including a public offering of securities.  However, there can be no assurance that we will be able to obtain sufficient funds to continue the development of and, if successful, to commence the sale of, our products.  As a result of the foregoing, our independent auditors believe there exists substantial doubt about our ability to continue as a going concern.  There is no assurance that we will be able to obtain additional financing if and when required.  We anticipate that additional financing may come in the form of sales of additional shares of our common stock which may result in dilution to our current shareholders.

Financial Condition, Capital Resources and Liquidity

     As of December 31, 2008, we have a deficit accumulated during the development stage of $853,151.  At December 31, 2008, we had assets totaling $690 and current liabilities of $56,965 attributable to amounts due to related parties and accounts payable.

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

     We have developed a smaller, portable EPG utilizing similar designs and adding a solar power component.  We have also developed prototypes of EPG products that generate power wirelessly.  Once we are able to raise additional working capital, we will further develop these products.

Off-Balance Sheet Arrangements

     We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Material Commitments for Capital Expenditures

     We had no contingencies or long-term commitments at December 31, 2008.

Critical Accounting Policies

     There were no changes to the critical accounting policies as discussed in our 2008 Form 10-K filed on April 15, 2009.

Item 9A(T).  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008 (the “Evaluation Date”).  Based upon the evaluation of our disclosure controls and procedures as of the Evaluation Date, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective because of the identification of material weaknesses in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Rule 13a-15(f).  Our internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and our receipts and expenditures of are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements.  All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls.  Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on its evaluation, our management concluded that there are material weaknesses in our internal control over financial reporting and Management has concluded that the Company’s internal controls over financial reporting are ineffective as of December 31, 2008.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness relates to the lack of segregation of duties in financial reporting, as our financial reporting and all accounting functions are performed by an external consultant with no oversight by a professional with accounting expertise.  Our Chief Executive Officer and Chief Financial Officer does not possess accounting expertise and we do not have a separately designated audit committee.  These weaknesses are due to our lack of excess working capital to hire additional staff.  To remedy these material weaknesses, we intend to engage another qualified accountant to assist with financial reporting as soon as our finances will allow.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SALAMON GROUP, INC.

Dated: July 8, 2009	By:	/s/ John E. Salamon
John E. Salamon, President

Exhibit 31.1

CERTIFICATION OF
CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

I, John E. Salamon; certify that:

1.	I have reviewed this annual report on Form 10-K/A of Salamon Group, Inc.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report.

4.

The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared; and

b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervisions, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles; and

c)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Dated: July 8, 2009	By:	/s/ John E. Salamon
John E. Salamon
Chief Executive Officer
Chief Financial Officer

Exhibit 32.1

CERTIFICATION OF
CHIEF EXECUTIVE OFFICER AND
CHIEF FINANCIAL OFFICER

I, John E. Salamon; Chief Executive Officer and Chief Financial Officer of Salamon Group, Inc. (the “Registrant”), do hereby certify pursuant to Rule 15d-l4(b) of the Securities and Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code that:

(1)

the Registrant’s Annual Report on Form 10-K/A of the Registrant for the fiscal year ended December 31, 2008 (the “Report”), to which this statement is filed as an exhibit, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Dated: July 8, 2009	By:	/s/ John E. Salamon
John E. Salamon
Chief Executive Officer
Chief Financial Officer