Form 10-Q/A
period 2009-07-08
SALAMON GROUP INC
filed 2009-07-08
CIK 1274211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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
As of May 13, 2009, the Issuer had 18,603,880 shares of common stock outstanding with a par value per share of $0.001.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends the Registrant’s Quarterly Report on Form 10-Q for the quarter ended May 19, 2009, which the Registrant previously filed with the Securities and Exchange Commission on May 19, 2009 (the “Original Filing”).  The Registrant is filing this Amendment because management became aware of certain deficiencies contained within the Original Filing.  Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended as follows: we have provided a more detailed discussion of our results of operations and our plan of operation.  Exhibit 31.1 – has been amended to meet the requirements of the form prescribed.  In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment and apply to this filing and the Original Filing, as amended.  Except as set forth below, the Original Filing has not been amended, updated or otherwise modified.  Other events occurring after the filing of the Form 10-Q or other disclosures necessary to reflect subsequent events have been addressed in our reports filed with the Securities and Exchange Commission subsequent to the filing of the Form 10-Q.

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

SALAMON GROUP, INC.

Date:	July 7, 2009	By:	/s/ John E. Salamon
John E. Salamon
Chief Executive Officer, Chief Financial Officer,
President, Secretary and Treasurer
(Principal Executive Officer
and Principal Accounting Officer)