Form 10-Q
period 2009-08-14
SALAMON GROUP INC
filed 2009-08-14
CIK 1274211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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
As of August 11, 2009, the Issuer had 19,702,630 shares of common stock outstanding with a par value per share of $0.001.

SALAMON GROUP, INC.

(A Development Stage Company)

BALANCE SHEETS

	June 30,
	2009	December
	(unaudited)	31, 2008
ASSETS
Current assets:
Cash	$79	$2
Prepaid expense	688	688
Total assets	$767	$690

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$49,465	$50,538
Due to related parties	27,694	6,427
Related party note payable	23,700	-
Total current liabilities	100,859	56,965

Contingencies

Stockholders’ deficit:
Preferred stock, no par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized, 18,987,213 and
17,603,880 shares issued and outstanding, respectively	18,987	17,604
Additional paid-in capital	854,222	779,272
Deficit accumulated during the development stage	(973,301)	(853,151)
Total stockholders’ deficit	(100,092)	(56,275)

	$767	$690

SALAMON GROUP, INC. (A Development Stage Company) STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		For The Period From April 27, 2001 (Inception) To June 30,
	2009	2008	2009	2008	2009

EXPENSES:
General and administrative	$103,209	$38,038	$120,150	$72,264	$622,468
Interest expense	-	-	-	-	35,833
Research and development	-	-	-	-	315,000

Net loss	$(103,209)	$(38,038)	$(120,150)	$(72,264)	$(973,301)

Loss per share - basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted average shares outstanding - basic and diluted	18,368,715	16,395,752	18,122,665	16,259,286
See accompanying notes

SALAMON GROUP, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(unaudited)

	For The Six Months	For The Six Months	For the Period From April 27, 2001
	Ended	Ended	(Inception)
	June 30,	June 30,	to June 30,
	2009	2008	2009

Cash flows from operating activities:
Net loss	$(120,150)	$(72,264)	$(973,301)
Adjustments to reconcile net loss to net
cash used in operating activities:
Amortization of intangible asset	-	-	55,000
Estimated fair value of common stock issued for patents	-	-	315,000
Beneficial conversion of amounts due to related party	-	-	35,833
Depreciation of property and equipment	-	-	4,515
Estimated fair value of common stock issued
for services	70,333	-	134,124
Changes in operating assets and liabilities:
Prepaid expense	-	304	(688)
Accounts payable	(1,073)	24,347	59,524

Net cash used in operating activities	(50,890)	(47,613)	(369,993)

Cash flows from investing activities:
Purchase of property and equipment	-	-	(4,515)
Purchase of license	-	-	(50,000)

Net cash used in investing activities	-	-	(54,515)

Cash flows from financing activities:
Advances from related parties	27,267	47,577	297,887
Proceeds from related party note payable	23,700	-	23,700
Issuance of common stock for cash	-	-	103,000

Net cash provided by financing activities	50,967	47,577	424,587

Net change in cash	77	(36)	79

Cash, beginning of period	2	74	-

Cash, end of period	$79	$38	$79

Non cash:
Estimated fair value of common stock issued upon conversion of amounts due to related parties	$6,000	$31,460	$270,193
Estimated fair value of common stock issued for license	$-	$-	$5,000
Estimated fair value of common stock issued in conversion of accounts payable	$-	$-	$10,059

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

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) applicable to a going concern. At June 30, 2009, the Company had no revenues to date, had accumulated losses of $973,301 and a working capital deficit of $100,092 and expects to incur further losses in the development of its business, all of which cast substantial doubt about the Company’s ability to continue as a going concern. Management plans to continue to provide for the Company's capital needs during the year ending December 31, 2009 by issuing debt and equity securities and by the continued support of its related parties (see Note 3). The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. There is no assurance that funding will be available to continue the Company’s business operations.

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

The Company has prepared the accompanying financial statements in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for annual financial statements. In the opinion of the Company's management, the accompanying financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to make the financial position of the Company as of June 30, 2009, the results of operations for three and six months ended June 30, 2009 and 2008 and for the period from Inception through June 30, 2009 and cash flows for the six months ended June 30, 2009 and 2008 and for the period from Inception through June 30, 2009 not misleading. The financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2008 contained in Form 10-K filed with the Securities and Exchange Commission ("SEC").

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

                                                                                   6

SALAMON GROUP, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(b) Basic and diluted net loss per share

The Company computes net loss per share in accordance with SFAS No. 128, “Earnings per Share,” which requires presentation of both basic and diluted loss per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, convertible preferred stock, and convertible debt, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all potentially dilutive common shares if their effect is antidilutive. At June 30, 2009 and 2008, there were no potentially dilutive instruments outstanding.

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

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles – a Replacement of FASB Statement No. 162.”  The Codification will become the source of authoritative GAAP.  The statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Company expects to adopt this standard with the filing of its Quarterly Report on Form 10-Q for the period ended September 30, 2009 and do not expect the standard to have a material impact its financial statements.

Other recent accounting pronouncements issued by the FASB (including the EITF) and the American Institute of Certified Public Accountants did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

3. Related Party Transactions

(a) Amounts owing to Space Globe are unsecured, non interest bearing and are due on demand. The sole shareholder and sole director of Space Globe is John Salamon who is the President and a Director of the Company. At June 30, 2009 and December 31, 2008, a total of $27,694 and $6,427, respectively, was due to Space Globe.

(b)During the six months ended June 30, 2009, the Company received proceeds of $23,700 for issuing a note payable to a former board director.  The note is non-interest bearing and due on demand.

(c) During the six months ended June 30, 2009, the Company shared office space and travel arrangements with Space Globe. During each of the six months ended June 30, 2009 and 2008, the Company incurred an aggregate of approximately $6,000 of allocated rent and travel expense.

(d) On January 15, 2009, the Company issued 200,000 shares of common stock to Space Globe at a price of $0.03 per share (the estimated fair value) to settle indebtedness of $6,000 owed to Space Globe for loan advances.

(e) On December 31, 2008, a former director of the Company surrendered 1,000,000 shares of his common stock for no consideration. Accordingly, the Company has not reflected such shares as issued or outstanding at December 31, 2008 as such shares have been cancelled by the Company.

(f) On November 15, 2008, the Company issued 869,050 shares of common stock to Space Globe at a price of $0.02 per share (the estimated fair value) to settle indebtedness of $17,821 owed to Space Globe for loan advances.

(g) On August 19, 2008, the Company issued 476,129 shares of common stock to Space Globe at a price of $0.07 per share (the estimated fair value) to settle indebtedness of $33,329 owed to Space Globe for loan advances.

(h) On August 19, 2008, the Company issued 203,543 shares of common stock to a director at a price of $0.07 per share (the estimated fair value) to settle indebtedness of $14,249 owed for working capital advances.

SALAMON GROUP, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(i) On April 16, 2008, the Company issued 331,158 shares of common stock to Space Globe at a price of $0.095 per share (the estimated fair value) to settle indebtedness of $31,460 owed to Space Globe for loan advances.

(j) During the year ended December 31, 2007, Mr. Salamon, through his company, Space Globe, contributed patent applications to the Company in exchange for 4,500,000 shares of common stock (see Notes 1 and 4).

(k) During the year ended December 31, 2007, Space Globe converted advances made to the Company into 2,310,000 shares of common stock (see Note 4).

(l) On July 5, 2001, the Company purchased a license related to certain power cell technology for cash of $50,000 and five million common shares of the Company valued at $5,000 from Space Globe. In addition, the Company agreed to pay Space Globe a royalty equal to 3% of the gross sales derived from the technology.  To date, no sales have been made and accordingly no royalties have been earned in connection with this agreement.

 4. Stockholders’ Deficit

(a)As of June 30, 2009, there are no preferred shares issued and outstanding.

(b)As of June 30, 2009, the Company has not granted any stock options or warrants.

(c) In April 2009, the Company issued 700,000 forfeitable shares of common stock to a consulting firm. In accordance with the applicable consulting agreement, the shares are to be earned ratably over the term of the agreement from April 15, 2009 through July 15, 2009. During the period ended June 30, 2009, the Company recorded $44,333 of expense and recorded 583,333 common shares as issued and outstanding. As 116,667 of such shares are not considered issued for accounting purposes they have been excluded from the Company’s issued and outstanding shares.

(d) On October 27, 2008, the Company issued 201,180 shares of the Company’s common stock as payment for services rendered. The Company had accrued $10,059 for such services. However, based on the estimated fair value of the Company’s common stock on the date of conversion, the Company has recorded an additional $2,012 of expense.

(e) In September, 2008, the Company issued 1,200,000 forfeitable shares of common stock to a consultant. In accordance with the applicable consulting agreement, the shares are to be earned ratably over the one-year term of the agreement through August, 2009. During the six months ended June 30, 2009, the Company recorded $26,000 of expense and recorded 600,000 common shares as issued and outstanding. During the year ended December 31, 2008, the Company recorded $15,000 of expense and recorded 400,000 common shares as issued and outstanding. As 200,000 of such shares are not considered issued for accounting purposes they have been excluded from the Company’s issued and outstanding shares.

(f) In November 2007, the Company issued 518,340 shares of common stock to Space Globe for the conversion of advances in the amount of $77,751 or $0.15 per share, the estimated fair value (see Note 3).

(g) Mr. Salamon and his company Space Globe, contributed three patent applications to the Company in June 2007 (see Note 4). In exchange for the patents, the Company issued 4,500,000 shares of common stock to Space Globe. The shares were valued at $0.07 per share, the estimated fair value of the stock on the measurement date. The total value of the shares of $315,000 was recorded as research and development expense in the accompanying statements of operations as there was no asset value on the books of Space Globe at the time of the contribution.

(h) In June 2007, the Company issued 1,791,660 shares of common stock to Space Globe for the conversion of advances in the amount of $89,583, or $0.05 per share (see Note 3). Since the estimated fair value of the stock at the time of conversion was $0.07 per share, the Company recorded interest expense of $35,833 related to the beneficial conversion equal to the difference between the value of the shares issued and the advances converted in the accompanying statements of operations.

(i) In June, 2007, the Company, pursuant to an agreement, issued shares to a third party for services provided. According to the terms of the agreement, the Company issued 350,000 shares of its common stock, which were valued at their estimated fair value of $0.07 per share (based on the fair value of the services provided) for total of $25,000. As of December 31, 2007, all services related to the agreement have been provided and the value of the shares was recorded in general and administrative expense in the accompanying statements of operations.

(j) During the year ended December 31, 2003, 183,640 shares were issued for cash of $22,460 at an average price of $0.12 per share and 245,360 shares were issued for services and other expenses with a fair value of $10,676 at an average price of $0.04 per share

(k) During the year ended December 31, 2002, 481,046 shares were issued for cash of $44,008 at an average price of $0.09 per share and 500,000 shares were issued for services with a fair value of $10,400 at an average price of $0.02 per share.

(l) During the period ended December 31, 2001, 1,850,324 shares were issued for cash of $36,532 at an average price of $0.02 per share and 702,450 shares were issued for services with a fair value of $703 at an average price of $0.001 per share.

(m) On July 5, 2001, 5,000,000 shares with a stated par value of $0.001 per share were issued as part of the consideration to acquire a license (see Note 5).

SALAMON GROUP, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

5.Contingencies

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

(c) On June 20, 2008, the Company entered into a license agreement with 482229 B.C. Ltd. (“482229”), a private company based in Kelowna, British Columbia, whereby the Company granted 482229 the exclusive rights to manufacture, market, distribute and sell in Canada all electrical power generation products derived from its 2001 patent pending.  The license is for an initial term of seven years.  482229 has agreed to pay the Company a one time licensing fee of CDN$15,000 on or before June 20, 2009 and additional fees equal to 3% of 482229’s gross revenues derived from the sale of products, payable quarterly.  In order to maintain the license, 482229 must meet or exceed the following minimum sale requirements.  On June 16, 2009, the Company entered into an addendum to the license agreement with 482229 to extend the due date of the one time licensing fee of CAD $15,000 to on or before December 31, 2009.  In addition, the sales requirements were modified and are now the following:

During Year Ended                                  Minimum Total Sales of Products

December 31, 2008                                    CDN$0.00

December 31, 2009                                    CDN$0.00

December 31, 2010                                    CDN$20,000

December 31, 2011                                    CDN$30,000

December 31, 2012                                    CDN$40,000

December 31, 2013                                    CDN$50,000

December 31, 2014                                    CDN$60,000

December 31, 2015                                    CDN$70,000

6. Subsequent Events

(a) In July 2009, the Company issued 348,750 shares of common stock to a related party at a price of $0.04 per share (the estimated fair value) to settle indebtedness of $13,950 due under a note payable (see Note 3).

(b) In July 2009, the Company issued 150,000 shares of common stock to Space Globe at a price of $0.04 per share (the estimated fair value) to settle indebtedness of $6,000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The following discussion of the financial condition, changes in financial condition and results of operations of Salamon Group, Inc. (hereinafter referred to as the “Company,” “Salamon Group,” “we,” “our” or “us”) for the three and six months ended June 30, 2009 should be read in conjunction with Salamon Group’s unaudited financial statements and related notes for the three and six months ended June 30, 2009.

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

In addition to the foregoing issuances, from April 2001 through December 31, 2008, we received services gross proceeds of $507,317 (including $103,000 in cash, conversion of $270,193 of amounts due to a related party, and services valued at $134,124) from the issuance of a total of 9,487,213 shares of common stock in offerings conducted pursuant to Section 4(2) of the Act and Regulation S.  These offerings were made in the Provinces of British Columbia and Alberta, Canada.

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

On June 20, 2008, we entered into a license agreement with 482229 B.C. Ltd. (“482229”), a private company based in Kelowna, British Columbia, whereby we granted 482229 the exclusive rights to manufacture, market, distribute and sell in Canada all electrical power generation products derived from our 2001 patent pending.  The license is for an initial term of seven years.  482229 has agreed to pay us a one time licensing fee of CAD $15,000 on or before June 20, 2009 and additional fees equal to 3% of 482229’s gross revenues derived from the sale of products, payable quarterly.  In order to maintain the license, 482229 must meet or exceed certain sale requirements.  On June 16, 2009, we entered into an addendum to the license agreement with 482229 to extend the due date of the one time licensing fee of CAD $15,000 to on or before December 31, 2009.  In addition, the sales requirements were modified and are now the following:

During Year Ended	Minimum Total Sales of Products
December 31, 2008	CDN$0.00
December 31, 2009	CDN$0.00
December 31, 2010	CDN$20,000
December 31, 2011	CDN$30,000
December 31, 2012	CDN$40,000
December 31, 2013	CDN$50,000
December 31, 2014	CDN$60,000
December 31, 2015	CDN$70,000

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

Plan of Operation

Since our inception, we have been involved in organizational activities, have completed offerings of shares of common stock, have concluded the licensing and subsequent acquisition of an EPG from Space Globe, and have completed a working model of the power generator.  For the period from inception (April 27, 2001) through June 30, 2009, we had no revenue from operations and our deficit accumulated during the development stage amounted to $973,301.  We propose to compete in the alternative energy source technology market.

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

We are not planning to purchase a plant or equipment at this time but rather to enter into licensing agreements to manufacture and market our products.

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

Results of Operations for the three and six months ended June 30, 2009, compared to the same periods in 2008

The following discussion should be read in conjunction with the financial statements included in this report and is qualified in its entirety by the foregoing.

Liquidity and Capital Resources

As of June 30, 2009 we had cash of $79, total current assets of $767, total current liabilities of $100,859 and a working capital deficit of $100,092.  From our inception on April 27, 2001 to June 30, 2009 we accumulated a deficit during the developement stage of $973,301.  We are dependent on funds raised through equity or debt financing and investing activities to fund our operations.  We anticipate that we will incur substantial losses over the next year and our ability to generate any revenues in the next 12 months continues to be uncertain.

We used net cash of $50,890 in operating activities during the quarter ended June 30, 2009, compared to $47,613 during the same period in 2008 and $369,993 from our inception on April 27, 2001 to June 30, 2009.  The increase in operating expenses for the period ended June 30, 2009 resulted primarily from an increase in professional fees and equity based compensation.

We used net cash of $0 in investing activities for the six months ended June 30, 2009, compared to $0 during the same period in 2008, and $54,515 from our inception on April 27, 2001 to June 30, 2009.  The cash used in investing activities since our inception was for website development costs.

We received net cash of $50,967 from financing activities for the quarter ended June 30, 2009, compared to $47,577 during the same period in 2008 and $424,587 from our inception on April 27, 2001 to June 30, 2009.  The cash received from financing activities during the period ended June 30, 2009 resulted from the proceeds of advances from related parties.  During the period ended June 30, 2009 our cash position increased by $77.

Results of Operations

Revenues

From our inception on April 27, 2001 to June 30, 2009 we have not yet generated any revenues.  We do not expect to earn significant revenues in the near future.

Expenses

We incurred total operating expenses of $103,209 and $120,150 for the three and six months ended June 30, 2009, respectively, compared to $38,038 and $72,264 for the same periods in 2008, respectively, and $973,301 from our inception on April 27, 2001 to June 30, 2009.  The increase in operating expenses for the periods ended June 30, 2009 resulted from an increase in our general and administrative costs, primarily due to an increase in professional fees and equity based compensation.

Net Loss

From our inception on April 27, 2001 to June 30, 2009 we have accumulated a deficit of $973,301.  For the three and six months ended June 30, 2009 we incurred a net loss of $103,209 and $120,150, respectively, compared to a net loss of $38,038 and $72,264 for the same periods in 2008, respectively.

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

For the quarter ended June 30, 2009, we have not incurred any research and development expenses.

Off-Balance Sheet Arrangements

As of June 30, 2009 we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Material Commitments for Capital Expenditures

We had no contingencies or long-term commitments at June 30, 2009.

Critical Accounting Policies

There were no changes to the critical accounting policies as discussed in our 2008 Form 10-K filed on April 15, 2009.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES.

Not applicable.

ITEM 4T.  CONTROLS AND PROCEDURES

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2009 (the “Evaluation Date”). Based upon the evaluation of our disclosure controls and procedures as of the Evaluation Date, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective because of the identification of material weaknesses in our internal control over financial reporting which are identified in our Management’s Report on Internal Control Over Financial Reporting included with our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, which we view as an integral part of our disclosure controls and procedures.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our shareholders, through the solicitation of proxies or otherwise, during the quarter ended June 30, 2009.

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

Date:  August 14, 2009

SALAMON GROUP, INC.

By:         /s/ John E. Salamon
            John E. Salamon
            President
            (Principal Executive Officer and
             Principal Financial Officer)