Form 10-Q
period 2009-11-16
SALAMON GROUP INC
filed 2009-11-16
CIK 1274211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
CityplaceCityWashington, StateD.C. PostalCode20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-50530

SALAMON GROUP, INC.

 (Exact name of registrant as specified in its charter)

StateplaceNevada	93-1324674
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification no.)

4080 Paradise Road #15-901, CityplaceCityLas Vegas, StateNevada, country-regionUSA	89169
(Address of principal executive offices)	(Zip Code)

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
Yes [   ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
As of November 12, 2009, the Issuer had 21,017,127 shares of common stock outstanding with a par value per share of $0.001.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION	3

ITEM 1. FINANCIAL STATEMENTS	3

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	11

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	15

ITEM 4T. CONTROLS AND PROCEDURES	15

PART II.	OTHER INFORMATION	15

ITEM 1. LEGAL PROCEEDINGS	15

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	15

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	15

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS	15

ITEM 5. OTHER INFORMATION	15

ITEM 6. EXHIBITS	16

SIGNATURES	17

SALAMON GROUP, INC.

(A Development Stage Company)

BALANCE SHEETS

	September 30,
	2009	December
	(unaudited)	31, 2008
ASSETS
Current assets:
Cash	$61	$2
Prepaid expense	688	688
Total assets	$749	$690

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$53,914	$50,538
Due to related parties	27,148	6,427
Related party note payable	9,750	-
Total current liabilities	90,812	56,965

Contingencies

Stockholders’ deficit:
Preferred stock, no par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized, 20,334,305 and 17,603,880 shares issued and outstanding, respectively	20,334	17,604
Additional paid-in capital	905,759	779,272
Deficit accumulated during the development stage	(1,016,156)	(853,151)
Total stockholders’ deficit	(90,063)	(56,275)

	$749	$690

                 See accompanying notes

SALAMON GROUP, INC. (A Development Stage Company) STATEMENTS OF OPERATIONS (unaudited)

Three Months Ended September 30,	Nine Months Ended September 30,	For The Period From April 27, 2001 (Inception) To September 30,

	2009	2008	2009	2008	2009

EXPENSES:
General and administrative	$42,855	$34,593	$163,005	$106,857	$665,323
Interest expense	-	-	-	-	35,833
Research and development	-	-	-	-	315,000

Net loss	$(42,855)	$(34,593)	$(163,005)	$(106,857)	$(1,016,156)

Loss per share - basic and diluted	$-	$-	$(0.01)	$(0.01)

Weighted average shares outstanding - basic and diluted	19,869,714	16,663,463	18,711,414	16,380,582
See accompanying notes

SALAMON GROUP, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

      (unaudited)

	For The Nine Months	For The Nine Months	For the Period From April 27, 2001
	Ended	Ended	(Inception) to
	September 30,	September 30,	September 30,
	2009	2008	2009

Cash flows from operating activities:
Net loss	$(163,005)	$(106,857)	$(1,016,156)
Adjustments to reconcile net loss to net
cash used in operating activities:
Amortization of intangible asset	-	-	55,000
Estimated fair value of common stock issued for patents	-	-	315,000
Beneficial conversion of amounts due to related party	-	-	35,833
Depreciation of property and equipment	-	-	4,515
Estimated fair value of common stock issued
for services	82,000	7,000	145,791
Changes in operating assets and liabilities:
Prepaid expense	-	609	(688)
Accounts payable	3,376	33,795	63,973

Net cash used in operating activities	(77,629)	(65,453)	(396,732)

Cash flows from investing activities:
Purchase of property and equipment	-	-	(4,515)
Purchase of license	-	-	(50,000)

Net cash used in investing activities	-	-	(54,515)

Cash flows from financing activities:
Advances from related parties	53,988	65,399	324,608
Proceeds from related party note payable	23,700	-	23,700
Issuance of common stock for cash	-	-	103,000

Net cash provided by financing activities	77,688	65,399	451,308

Net change in cash	59	(54)	61

Cash, beginning of period	2	74	-

Cash, end of period	$61	$20	$61

Non cash:
Estimated fair value of common stock issued upon conversion of amounts due to related parties	$33,267	$79,038	$297,460
Estimated fair value of common stock issued upon conversion of related party note payable	$13,950	$-	$-
Estimated fair value of common stock issued for license	$-	$-	$5,000
Estimated fair value of common stock issued in conversion of accounts payable	$-	$-	$10,059

See accompanying notes

SALAMON GROUP, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

     Salamon Group, Inc. (the "Company") was incorporated in the state of StateplaceNevada on April 27, 2001 (“Inception”).

     The  Company is a development stage company whose principal business plan is to seek earnings by exploiting technology in the field of ‘alternative energy sources’, which technology includes four patents pending related to electrical power generation.

These financial statements have been prepared in accordance with accounting principles generally accepted in the placecountry-regionUnited States of America (“GAAP”) applicable to a going concern. At September 30, 2009, the Company had no revenues to date, had accumulated losses of $1,016,156 and a working capital deficit of $90,063 and expects to incur further losses in the development of its business, all of which cast substantial doubt about the Company’s ability to continue as a going concern. Management plans to continue to provide for the Company's capital needs during the year ending December 31, 2009 by issuing debt and equity securities and by the continued support of its related parties (see Note 3). The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. There is no assurance that funding will be available to continue the Company’s business operations.

On July 5, 2001, the Company entered into a licensing agreement with Space Globe Technologies Ltd. (" Space Globe "), a Canadian corporation. The agreement allows the Company to use certain technology with respect to a power cell technology used for internal and external electrical applications. The sole shareholder and sole director of Space Globe is John Salamon who is the President and a Director of the Company.

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

The Company has prepared the accompanying financial statements in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for annual financial statements. In the opinion of the Company's management, the accompanying financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to make the financial position of the Company as of September 30, 2009, the results of operations for three and nine months ended September 30, 2009 and 2008 and for the period from Inception through September 30, 2009 and cash flows for the nine months ended September 30, 2009 and 2008 and for the period from Inception through September 30, 2009 not misleading. The Company has evaluated subsequent events through November 16, 2009, the filing date of this Form 10-Q, and determined that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes thereto other than as disclosed in the accompanying notes. The financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2008 contained in Form 10-K filed with the Securities and Exchange Commission ("SEC").

2.	Summary of Significant Accounting Policies

(a)	Development stage enterprise

The Company is a development stage company under the provisions of accounting standards.  The Company is devoting substantially all of its present efforts to establishing a new business, and its planned principal operations have not yet commenced. All losses accumulated since Inception have been considered as part of the Company's development stage activities.

SALAMON GROUP, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(b) Basic and diluted net loss per share

The Company presents both basic and diluted loss per share (“ EPS ”) on the face of the statement of operations. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, convertible preferred stock, and convertible debt, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all potentially dilutive common shares if their effect is antidilutive. At September 30, 2009 and 2008, there were no potentially dilutive instruments outstanding.

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

(e) Income Taxes

The Company determines its income taxes under the asset and liability method, which require the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

(f) Use of Estimates

The preparation of financial statements, in conformity with GAAP, requires management to make estimates and assumptions that affect the amounts reported in these financial statements and the accompanying notes. Actual results could differ from those estimates.

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

(i) New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued a pronouncement which establishes the FASB Accounting Standards Codification TM as the source of authoritative accounting guidance under GAAP. The rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. This pronouncement is effective for periods ending after September 15, 2009. The Company has concluded that the application of this pronouncement did not have a material impact on its consolidated financial position and results of operations as of and for the period ended September 30, 2009.

In December 2007, the Company adopted the accounting standard related to business combinations principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any non controlling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. It also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred.   The adoption of this Standard did not have a significant impact on the Company’s financial statements.

3. Related Party Transactions

(a) Amounts owing to Space Globe are unsecured, non interest bearing and are due on demand. The sole shareholder and sole director of Space Globe is John Salamon who is the President and a Director of the Company. At September 30, 2009 and December 31, 2008, a total of $27,148 and $6,427, respectively, was due to Space Globe.

(b)During the nine months ended September 30, 2009, the Company received proceeds of $23,700 for issuing a note payable to a former board director.  On July 30, 2009, the Company issued 348,750 shares of common stock at a price of $0.04 per share (estimated fair value) to settle $13,950 of the note payable.  The balance of the note (which is non-interest bearing and due on demand) as of September 30, 2009 was $9,750.

(c) During the nine months ended September 30, 2009, the Company shared office space and travel arrangements with Space Globe. During each of the nine months ended September 30, 2009 and 2008, the Company incurred an aggregate of approximately $9,000 of allocated rent and travel expense.

(d) On July 30, 2009, the Company issued 150,000 shares of common stock to Space Globe at a price of $0.04 per share (the estimated fair value) to settle indebtedness of $6,000 owed to Space Globe for advances.

(e) On August 30, 2009, the Company issued 531,675 share of common stock to Space Glove at a price of $0.04 per share (the estimated fair value) to settle indebtedness of $21,267 owed to Space Globe for advances.

(f) On January 15, 2009, the Company issued 200,000 shares of common stock to Space Globe at a price of $0.03 per share (the estimated fair value) to settle indebtedness of $6,000 owed to Space Globe for loan advances.

(g) On December 31, 2008, a former director of the Company surrendered 1,000,000 shares of his common stock for no consideration. Accordingly, the Company has not reflected such shares as issued or outstanding at December 31, 2008 as such shares have been cancelled by the Company.

(h) On November 15, 2008, the Company issued 869,050 shares of common stock to Space Globe at a price of $0.02 per share (the estimated fair value) to settle indebtedness of $17,821 owed to Space Globe for loan advances.

(i) On August 19, 2008, the Company issued 476,129 shares of common stock to Space Globe at a price of $0.07 per share (the estimated fair value) to settle indebtedness of $33,329 owed to Space Globe for loan advances.

(j) On August 19, 2008, the Company issued 203,543 shares of common stock to a director at a price of $0.07 per share (the estimated fair value) to settle indebtedness of $14,249 owed for working capital advances.

SALAMON GROUP, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(k) On April 16, 2008, the Company issued 331,158 shares of common stock to Space Globe at a price of $0.095 per share (the estimated fair value) to settle indebtedness of $31,460 owed to Space Globe for loan advances.

(l) During the year ended December 31, 2007, Mr. Salamon, through his company, Space Globe, contributed patent applications to the Company in exchange for 4,500,000 shares of common stock (see Notes 1 and 4).

(m) During the year ended December 31, 2007, Space Globe converted advances made to the Company into 2,310,000 shares of common stock (see Note 4).

(n)  On July 5, 2001, the Company purchased a license related to certain power cell technology for cash of $50,000 and five million common shares of the Company valued at $5,000 from Space Globe. In addition, the Company agreed to pay Space Globe a royalty equal to 3% of the gross sales derived from the technology.  To date, no sales have been made and accordingly no royalties have been earned in connection with this agreement.

 4. Stockholders’ Deficit

(a)  As of September 30, 2009, there are no preferred shares issued and outstanding.

(b)  As of September 30, 2009, the Company has not granted any stock options or warrants.

(c)  On August 30, 2009, the Company issued 531,675 shares of common stock to Space Globe at a price of $0.04 per share (the estimated fair value) to settle indebtedness of $21,267 due under a note payable (see Note 3).

(d) On July 30, 2009, the Company issued 348,750 shares of common stock to a related party at a price of $0.04 per share (the estimated fair value) to settle indebtedness of $13,950 due under a note payable (see Note 3).

(e) On July 30, 2009, the Company issued 150,000 shares of common stock to Space Globe at a price of $0.04 per share (the estimated fair value) to settle indebtedness of $6,000 (see Note 3).

(f)  In April 2009, the Company issued 700,000 forfeitable shares of common stock to a consulting firm. In accordance with the applicable consulting agreement, the shares are to be earned ratably over the term of the agreement from April 15, 2009 through July 15, 2009. During the period ended September 30, 2009, the Company recorded $49,000 of expense and recorded 700,000 common shares as issued and outstanding.

(g)  On January 15, 2009, the Company issued 200,000 shares of common stock to Space Globe at a price of $0.03 per share (the estimated fair value) to settle indebtedness of $6,000 (see Note 3).

(h)  On October 27, 2008, the Company issued 201,180 shares of the Company’s common stock as payment for services rendered. The Company had accrued $10,059 for such services. However, based on the estimated fair value of the Company’s common stock on the date of conversion, the Company has recorded an additional $2,012 of expense upon issuance.

(i) In September 2008, the Company issued 1,200,000 forfeitable shares of common stock to a consultant. In accordance with the applicable consulting agreement, the shares are to be earned ratably over the one-year term of the agreement through August, 2009. During the nine months ended September 30, 2009, the Company recorded $33,000 of expense and recorded 800,000 common shares as issued and outstanding. During the year ended December 31, 2008, the Company recorded $15,000 of expense and recorded 400,000 common shares as issued and outstanding.

(j) In November 2007, the Company issued 518,340 shares of common stock to Space Globe for the conversion of advances in the amount of $77,751 or $0.15 per share, the estimated fair value (see Note 3).

(k) Mr. Salamon and his company Space Globe, contributed three patent applications to the Company in June 2007 (see Note 4). In exchange for the patents, the Company issued 4,500,000 shares of common stock to Space Globe. The shares were valued at $0.07 per share, the estimated fair value of the stock on the measurement date. The total value of the shares of $315,000 was recorded as research and development expense in the accompanying statements of operations as there was no asset value on the books of Space Globe at the time of the contribution.

SALAMON GROUP, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

 (l) In June 2007, the Company issued 1,791,660 shares of common stock to Space Globe for the conversion of advances in the amount of $89,583, or $0.05 per share (see Note 3). Since the estimated fair value of the stock at the time of conversion was $0.07 per share, the Company recorded interest expense of $35,833 related to the beneficial conversion equal to the difference between the value of the shares issued and the advances converted in the accompanying statements of operations.

(m) In June, 2007, the Company, pursuant to an agreement, issued shares to a third party for services provided. According to the terms of the agreement, the Company issued 350,000 shares of its common stock, which were valued at their estimated fair value of $0.07 per share (based on the fair value of the services provided) for total of $25,000. As of December 31, 2007, all services related to the agreement have been provided and the value of the shares was recorded in general and administrative expense in the accompanying statements of operations.

(n) During the year ended December 31, 2003, 183,640 shares were issued for cash of $22,460 at an average price of $0.12 per share and 245,360 shares were issued for services and other expenses with a fair value of $10,676 at an average price of $0.04 per share

(o) During the year ended December 31, 2002, 481,046 shares were issued for cash of $44,008 at an average price of $0.09 per share and 500,000 shares were issued for services with a fair value of $10,400 at an average price of $0.02 per share.

(p) During the period ended December 31, 2001, 1,850,324 shares were issued for cash of $36,532 at an average price of $0.02 per share and 702,450 shares were issued for services with a fair value of $703 at an average price of $0.001 per share.

(q) On July 5, 2001, 5,000,000 shares with a stated par value of $0.001 per share were issued as part of the consideration to acquire a license (see Note 5).

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

(b) Indemnities and Guarantees

During the normal course of business, the Company has made certain indemnities and guarantees under which it may be required to make payments in relation to certain transactions. The Company indemnifies its directors, officers, employees and agents to the maximum extent permitted under the laws of the State of placeStateNevada. These indemnities include certain agreements with the Company's officers under which the Company may be required to indemnify such person for liabilities arising out of their employment relationship. The duration of these indemnities and guarantees varies and, in certain cases, is indefinite. The majority of these indemnities and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not been obligated to make significant payments for these obligations and no liabilities have been recorded for these indemnities and guarantees in the accompanying balance sheets.

(c) On June 20, 2008, the Company entered into a license agreement with 482229 B.C. Ltd. (“482229”), a private company based in Kelowna, British Columbia, whereby the Company granted 482229 the exclusive rights to manufacture, market, distribute and sell in Canada all electrical power generation products derived from its 2001 patent pending.  The license is for an initial term of seven years.  482229 has agreed to pay the Company a one time licensing fee of CDN$15,000 on or before June 20, 2009 and additional fees equal to 3% of 482229’s gross revenues derived from the sale of products, payable quarterly.  In order to maintain the license, 482229 must meet or exceed the following minimum sale requirements.  On June 16, 2009, the Company entered into an addendum to the license agreement with 482229 to extend the due date of the one time licensing fee of CDN $15,000 to on or before December 31, 2009.  In addition, the sales requirements were modified and are now the following:

SALAMON GROUP, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

During Year Ended                                  Minimum Total Sales of Products

December 31, 2008                                    CDN$0.00

December 31, 2009                                    CDN$0.00

December 31, 2010                                    CDN$20,000

December 31, 2011                                    CDN$30,000

December 31, 2012                                    CDN$40,000

December 31, 2013                                    CDN$50,000

December 31, 2014                                    CDN$60,000

December 31, 2015                                    CDN$70,000

6. Subsequent Events

In October 2009, the Company issued 682,822 shares of common stock to Space Globe at a price of $0.03 per share (the estimated fair value) to settle indebtedness of $20,485.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The following discussion of the financial condition, changes in financial condition and results of operations of Salamon Group, Inc. (hereinafter referred to as the “ Company ,” “ Salamon Group ,” “ we ,” “ our ” or “ us ”) for the three and nine months ended September 30, 2009 and should be read in conjunction with Salamon Group’s unaudited financial statements and related notes for the three and nine months ended September 30, 2009.

Cautionary Statements Regarding Forward-Looking Statements

This Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (the “ Exchange Act ”), as amended.  All statements, other than statements of historical facts, included in this Form 10-Q which address activities, events or developments which we expect or anticipate will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), business strategy, expansion and growth of our business and operations, and other such matters are forward-looking statements.  These statements are based on certain assumptions and analyses made by Salamon Group in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate in the circumstances.  However, whether actual results or developments will conform with our expectations and predictions are subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by us; changes in laws or regulation; and other factors, most of which are beyond our control.  Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequence to or effects on us or our business or operations.  We assume no obligations to update any such forward-looking statements.

Overview

We were organized under the laws of the State of placeStateNevada on April 27, 2001.  We are a developmental stage company organized by John E. Salamon.  Our aim is to develop, license and/or acquire certain electrical generator technologies, which we believe to be proprietary.  Our offices are presently located at 4080 Paradise Road #15-901, placeCityLas Vegas, StateNevada, country-regionUSA 89169, and our telephone number is (702) 241-0145.

Since our inception, we have been involved in organizational and fund raising activities and the licensing, subsequent acquisition and further development of a certain electrical generator technology from Space Globe Technologies Ltd., a private StateBritish Columbia, placecountry-regionCanada corporation (“ Space Globe ”), founded and organized also by John Salamon.  Space Globe was founded for the purpose of developing technologies and concepts in the field of “Alternative Energy Sources.”  Alternative Energy Sources are those which are not supplied by the burning of fossil fuels or the splitting of atoms.  Some of the alternative energy sources include solar energy, wind power, geothermal, tides and hydro power.  Space Globe was incorporated in the PlaceTypeProvince of PlaceNameBritish Columbia, placecountry-regionCanada in 1998 by John Salamon.  It was initially established as a management/consulting company in which to develop ideas and concepts for power generation.  Space Globe’s primary assets consist of office equipment and investments in us.  Effective June 29, 2007, in connection with our acquisition of ownership and rights to certain patents and wireless EPG technology from Space Globe, we no longer considered ourself a “shell” company and our current operations are focused on developing and licensing such technologies.  From 1999 to 2001 Space Globe and Mr. Salamon developed the concept and design of an Electrical Power Generator (“ EPG ”) for home and office use and for emergency power backup situations.  Mr. Salamon filed a patent application in placecountry-regionCanada on September 4, 2001 for protection of the design of the EPG and on March 10, 2008, as requested by the Canadian Patent Office, we filed additional information regarding this patent pending.  Mr. Salamon filed a second patent application in placecountry-regionCanada on May 12, 2006 and two more patent applications later in 2006 for the protection of designs related to wireless EPGs.

We were formed by Mr. Salamon for the purpose of pursuing his business plan of developing technologies and concepts in the field  of “Alternative Energy Sources” in a newly established placeStateNevada corporation.  All transactions described below between us and Space Globe were incidental to the transfer of assets to us in connection with the reorganization of these two entities under Mr. Salamon’s common control.

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

In addition to the foregoing issuances, from April 2001 through December 31, 2008, we received services gross proceeds of $507,317 (including $103,000 in cash, conversion of $270,193 of amounts due to a related party, and services valued at $134,124) from the issuance of a total of 9,487,213 shares of common stock in offerings conducted pursuant to Section 4(2) of the Act and Regulation S.  These offerings were made in the Provinces of British Columbia and StateAlberta, placecountry-regionCanada.

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

On June 20, 2008, we entered into a license agreement with 482229 B.C. Ltd. (“482229”), a private company based in CityKelowna, StateBritish Columbia, whereby we granted 482229 the exclusive rights to manufacture, market, distribute and sell in placecountry-regionCanada all electrical power generation products derived from our 2001 patent pending.  The license is for an initial term of seven years.  482229 has agreed to pay us a one time licensing fee of CDN $15,000 on or before June 20, 2009 and additional fees equal to 3% of 482229’s gross revenues derived from the sale of products, payable quarterly.  In order to maintain the license, 482229 must meet or exceed certain sale requirements.  On June 16, 2009, we entered into an addendum to the license agreement with 482229 to extend the due date of the one time licensing fee of CDN $15,000 to on or before December 31, 2009.  In addition, the sales requirements were modified and are now the following:

During Year Ended	Minimum Total Sales of Products
December 31, 2008	CDN$0.00
December 31, 2009	CDN$0.00
December 31, 2010	CDN$20,000
December 31, 2011	CDN$30,000
December 31, 2012	CDN$40,000
December 31, 2013	CDN$50,000
December 31, 2014	CDN$60,000
December 31, 2015	CDN$70,000

In August of 2008, our Board of Directors resolved to expand our current business plan into other areas which would allow us to generate revenues.  One particular area that our Board resolved would provide added value to our company would be real estate, more specifically real estate in the form of an operating casino in CityCityLas Vegas, CityNevada.  Currently, our President is actively identifying potential casinos that are for sale in the CityLas Vegas area.  If we are able to locate and purchase a suitable casino, we intend to move our corporate headquarters into the casino.  The purchase of the casino will allow us to start generating revenues so that we can further our business plan to develop, license and/or acquire technologies and concepts in the field of “Alternative Energy Sources.”  Once we locate a suitable casino, we intend to enter into a letter of intent to purchase the casino.  We intend to finance the purchase of a suitable casino through a combination of equity and/or debt financing, and by undertaking a non-brokered private placement under Rule 506 of Regulation D, to raise the funds required to purchase the casino.  There is no assurance that we will succeed in identifying and purchasing a casino or that funding will be available to us for this purpose.  There is also no assurance that any casino we might purchase will generate revenues sufficient for us to carry out our business plan related to alternative energy sources.

As of the date hereof, we have no other employees or customers.

Plan of Operation

Since our inception, we have been involved in organizational activities, have completed offerings of shares of common stock, have concluded the licensing and subsequent acquisition of an EPG from Space Globe, and have completed a working model of the power generator.  For the period from inception (April 27, 2001) through September 30, 2009, we had no revenue from operations and our deficit accumulated during the development stage amounted to $1,016,156.  We propose to compete in the alternative energy source technology market.

As reported in the Report of Independent Registered Public Accounting Firm on our December 31, 2008 financial statements, we have suffered recurring losses from operations, we have a working capital deficit and a deficit accumulated during the development stage.  These items raise substantial doubt about our ability to continue as a going concern.

We plan to generate revenues through the sale of manufacturing and marketing licenses on a world-wide basis.  We also plan on generating revenues by possibly purchasing an operating casino in CityCityLas Vegas, CityNevada.  Our President is currently identifying potential casinos that are available for sale in CityLas Vegas.  If he is successful in locating a casino, we intend to finance the purchase of the casino through a combination of debt and equity financing.  We would also move our corporate headquarters into the casino.

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

Results of Operations for the three and nine months ended September 30, 2009, compared to the same periods in 2008

The following discussion should be read in conjunction with the financial statements included in this report and is qualified in its entirety by the foregoing.

Liquidity and Capital Resources

As of September 30, 2009 we had cash of $61, total current assets of $749, total current liabilities of $90,812 and a working capital deficit of $90,063.  From our inception on April 27, 2001 to September 30, 2009 we accumulated a deficit during the development stage of $1,016,156.  We are dependent on funds raised through equity or debt financing and investing activities to fund our operations.  We anticipate that we will incur substantial losses over the next year and our ability to generate any revenues in the next 12 months continues to be uncertain.

We used net cash of $77,269 in operating activities during the nine months ended September 30, 2009, compared to $65,453 during the same period in 2008 and $396,732 from our inception on April 27, 2001 to September 30, 2009.  The increase in operating expenses for the period ended September 30, 2009 resulted primarily from an increase in professional fees.

We had no investing activities for the nine months ended September 30, 2009 and 2008 and $54,515 from our inception on April 27, 2001 to September 30, 2009.  The cash used in investing activities since our inception was for website development costs.

We received net cash of $77,688 from financing activities for the nine months ended September 30, 2009, compared to $65,399 during the same period in 2008 and $451,308 from our inception on April 27, 2001 to September 30, 2009.  The cash received from financing activities during the period ended September 30, 2009 resulted from the proceeds of advances and note payable from related parties.  During the period ended September 30, 2009 our cash position increased by $59.

Results of Operations

Revenues

From our inception on April 27, 2001 to September 30, 2009 we have not yet generated any revenues.  We do not expect to earn significant revenues in the near future.

Expenses

We incurred total operating expenses of $42,855 and $163,005 for the three and nine months ended September 30, 2009, respectively, compared to $34,593 and $106,857 for the same periods in 2008, respectively, and $1,016,156 from our inception on April 27, 2001 to September 30, 2009.  The increase in operating expenses for the periods ended September 30, 2009 resulted from an increase in our general and administrative costs, primarily due to an increase in professional fees and equity-based compensation.

Net Loss

From our inception on April 27, 2001 to September 30, 2009 we have deficit accumulated during the development stage of $1,016,156.  For the three and nine months ended September 30, 2009 we incurred net losses of $42,855 and $163,005, respectively, compared to net losses of $34,593 and $106,857 for the same periods in 2008, respectively.

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

For the nine months ended September 30, 2009, we have not incurred any research and development expenses.

Off-Balance Sheet Arrangements

As of September 30, 2009 we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Material Commitments for Capital Expenditures

We had no contingencies or long-term commitments at September 30, 2009.

Critical Accounting Policies

There were no changes to the critical accounting policies as discussed in our 2008 Form 10-K filed on April 15, 2009.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES.

Not applicable.

ITEM 4T.  CONTROLS AND PROCEDURES

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2009 (the “Evaluation Date”). Based upon the evaluation of our disclosure controls and procedures as of the Evaluation Date, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective because of the identification of material weaknesses in our internal control over financial reporting which are identified in our Management’s Report on Internal Control Over Financial Reporting included with our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, which we view as an integral part of our disclosure controls and procedures.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our shareholders, through the solicitation of proxies or otherwise, during the period ended September 30, 2009.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

The following exhibits are filed with the Form 10-Q:

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

10.1	Technology License Agreement between Space Globe and the registrant dated July 5, 2001. (1)

10.2	Assignment Agreement between Space Globe and the registrant dated January 10, 2005. (2)

10.3	Consulting Agreement between Alvin Mirman and the registrant dated September 8, 2006. (5)

10.4	Assignment Agreement between Space Globe, John Salamon and the registrant dated June 29, 2007. (3)

10.5	Debt Settlement Agreement between Space Globe and the registrant dated June 29, 2007. (3)

10.6	Amendment dated September 30, 2007 to Assignment Agreement dated January 10, 2005 among Space Globe, John Salamon and the registrant. (4)

10.7	Debt Settlement Agreement between Space Globe and the registrant dated November 6, 2007. (5)

10.8	Debt Settlement Agreement between Space Globe and the registrant dated April 15, 2008. (6)

10.9	License Agreement between 482229 B.C. Ltd. and the registrant dated June 20, 2008. (6)

10.10	Consulting Agreement between Harold Schneider and the registrant dated September 1, 2008. (7)

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (8)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (8)

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

(7)                  Incorporated by reference to the exhibits of the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2008

(8)

Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer.

Date:  November 16, 2009

SALAMON GROUP, INC.

By:          /s/ John E. Salamon
            John E. Salamon
            President
            (Principal Executive Officer and
             Principal Financial Officer)