Form 10-K
SALAMON GROUP INC
filed 2010-05-17
CIK 1274211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

As of June 30, 2009, the aggregate market value of the Registrant’s voting stock held by non-affiliates was approximately $588,370.92

Number of shares of the issuer’s common stock, $0.001 par value, outstanding as of May 17, 2010: 23,017,127 shares

SALAMON GROUP, INC.
FORM 10-K
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

In addition to the foregoing issuances, from April 2001 through December 31, 2009, we received gross proceeds of $483,334 (including $103,000 in cash, advances from related parties of $356,634 and proceeds from related notes payable of $23,700) from the issuance of a total of 8,103,880 shares of common stock in offerings conducted pursuant to Section 4(2) of the Act and Regulation S.  These offerings were made in the Provinces of British Columbia and Alberta, Canada.

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

Sales and Marketing

We are seeking potential qualified licensees, which will be granted the right to manufacture, market and sell the EPG. Our President John Salamon is currently negotiating with potential licensees in Southeast Asia, Europe and Canada. A qualified licensee will have a successful experience in marketing electronic devices, and will haveknowledge of both sales strategies and electronic technology. Furthermore, a qualified licensee will have the network to place the EPG in appropriate large chain stores.

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

Consultants and Technicians :

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

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our stockholders during the fourth quarter of the fiscal year ended December 31, 2009.

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

OTC Bulletin Board

Quarter	High (1)	Low (1)
2008 First Quarter	$0.30	$0.095
2008 Second Quarter	$0.095	$0.088
2008 Third Quarter	$0.10	$0.05
2008 Fourth Quarter	$0.06	$0.02
2009 First Quarter	$0.04	$0.002
2009 Second Quarter	$0.15	$0.02
2009 Third Quarter	$0.08	$0.02
2009 Fourth Quarter	$0.0444	$0.015

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

Holders

As of May 17, 2010, we had 40 shareholders of record and 18,103,880 outstanding shares of common stock.

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

During Year Ended	Minimum Total Sales of Products
December 31, 2009	CDN$0.00
December 31, 2009	CDN$0,000
December 31, 2010	CDN$20,000
December 31, 2011	CDN$30,000
December 31, 2012	CDN$40,000
December 31, 2013	CDN$50,000
December 31, 2014	CDN$60,000
December 31, 2015	CDN$70,000

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

Plan of Operation

Since our inception, we have been involved in organizational activities, have completed offerings of shares of common stock, have concluded the licensing and subsequent acquisition of an EPG from Space Globe, and have completed a working model of the power generator.  For the period from inception (April 27, 2001) through December 31, 2009, we had no revenue from operations and our deficit accumulated during the development stage amounted to $1,048,258.  We propose to compete in the alternative energy source technology market.

As reported in the Report of Independent Registered Public Accounting Firm on our December 31, 2009 financial statements, we have suffered recurring losses from operations, we have a working capital deficit and a deficit accumulated during the development stage.  These items raise substantial doubt about our ability to continue as a going concern.

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

Results of Operations

Summary of Year End Results
	Year Ended		Percentage
	December 31, 2009	December 31, 2009	Increase / (Decrease)
Revenue	$-	$-	n/a
Expenses	(195,107)	(140,624)	38.7%
Net Income (Loss)	$(195,107)	$(140,624)	38.7%

Revenues

We did not earn any revenues during the fiscal year ended December 31, 2009 and we do not anticipate earning revenues in the near future.  We are a development stage company and presently have only nominal operations.

Expenses

The major components of our expenses for the year are outlined in the table below:

	Year Ended		Percentage
	December 31, 2009	December 31, 2007	Increase / (Decrease)
General and Administrative	$195,107	$140,624	38.7%

Interest Expense	0	0	0
Research and Development	0	0	0
Total Expenses	$140,624	$140,624	38.7%

The increase in general and administrative expenses during the year end December 31, 2009 is primarily a result of an increase in professional fees.  Professional fees include legal and accounting fees incurred in connection with meeting our ongoing reporting obligations under the Exchange Act.  Also, we did not incur any interest or research and development fees during the year ended December 31, 2009 or December 31, 2008.

Liquidity And Capital Resources

Working Capital
			Percentage
	At December 31, 2009	At December 31, 2009	Increase / (Decrease)
Current Assets	$43	$690	(93.8% )
Current Liabilities	(85,723)	(56,965)	50.5%
Working Capital	$(85,680)	$(56,275)	52.3%

Cash Flows
	Year Ended
	December 31, 2009	December 31, 2007
Net Cash Used in Operating Activities	$(109,673)	$(71,898)
Net Cash from Investing Activities	-	-
Net Cash Provided By Financing Activities	109,714	71,826
Net Increase (Decrease) in Cash During Period	$41	$(72)

Our working capital deficit increased during the year ended December 31, 2009 because of the fact that our current liabilities, particularly our accounts payable increased during the year ended December 31, 2009 compared to the year ended December 31, 2008.

Financing Requirements

From inception to December 31, 2009, we have suffered cumulative losses in the amount of $1,048,258.  We expect to continue to incur substantial losses as we continue the development of our business.  Since our inception, we have funded operations through common stock issuances, related party loans, and the support of creditors in order to meet our strategic objectives.  Our management believes that sufficient funding will be available to meet our business objectives, including anticipated cash needs for working capital, and are currently evaluating several financing options, including a public offering of securities.  However, there can be no assurance that we will be able to obtain sufficient funds to continue the development of and, if successful, to commence the sale of, our products.  As a result of the foregoing, our independent auditors believe there exists substantial doubt about our ability to continue as a going concern.  There is no assurance that we will be able to obtain additional financing if and when required. We anticipate that additional financing may come in the form of sales of additional shares of our common stock which may result in dilution to our current shareholders.

Financial Condition, Capital Resources and Liquidity

As of December 31, 2009, we have a deficit accumulated during the development stage of $1,048,258.  At December 31, 2009, we had assets totaling $43 and current liabilities of $85,723 attributable to amounts due to related parties and accounts payable.

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

Net Operating Losses

As of December 31, 2009, we have accumulated a net loss of $1,048,258.

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

We had no contingencies or long-term commitments at December 31, 2009.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009 (the “Evaluation Date”).  Based upon the evaluation of our disclosure controls and procedures as of the Evaluation Date, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective because of the identification of material weaknesses in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on its evaluation, our management concluded that there are material weaknesses in our internal control over financial reporting and Management has concluded that the Company’s internal controls over financial reporting are ineffective as of December 31, 2009.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

Directors and Executive Officers

Set forth below are the names, ages, terms of office and positions of our executive officers and directors.

Name	Age	Term of Office	Position

John E. Salamon	64	Directorship subject to annual election by shareholders	President, Secretary, Treasurer and Director CEO

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of December 31, 2009 regarding the ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five per cent of our outstanding shares of common stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of common stock beneficially owned.

		Amount and
Title of	Name and Address of Beneficial	Nature of	Percent
Class	Owner	Beneficial Owner	of Class

Common	John E. Salamon302-1028 Alberni St.Vancouver, British Columbia V6E1A3	13,371,702 1	58.1%

1 Mr. Salamon is our President and a director. His beneficial ownership consists of 1,500,000 shares personally held by Mr. Salamon and 11,871,702 shares owned by Space Globe Technologies, a Canadian corporation wholly owned by Mr. Salamon.

Item 13. Certain Relationships and Related Transactions.

None.

Item 14. Principal Accountant Fees and Services .

(1) Audit Fees

The aggregate fees billed for professional services rendered by our principal accountants for the audit of the Registrant's annual financial statements and review of the financial statements included in the Registrant's Forms 10-K and 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2009 and 2008 were approximately $38,000 each year.

(2) Audit Related Fees

There were no audit related fees for professional services rendered for fiscal years 2009 and 2008.

(3) Tax Fees

Tax fees for fiscal years 2009 and 2008 were $1,200 each year.

(4) All Other Fees

Not applicable.

(5) Audit Committee Policies and Procedures

The Registrant does not have an audit committee. The Board of Directors of the Registrant approved all of the services rendered to the Registrant by our principal accountants for fiscal years 2009 and 2008

Item 15. Exhibits.

Exhibit	Description
No.

2.1	Articles of Incorporation	(1)

2.2	Bylaws	(1)

2.3	Initial List of Officers, Directors and Registered Agent	(1)

10.1	Technology License Agreement between Space Globe Technologies, Ltd and the registrant dated July 5, 2001.	(1)

10.2	Assignment Agreement between Space Globe Technologies and the registrant dated January 10, 2005.	(2)

10.3	Consulting Agreement between Alvin Mirman and the registrant dated September 8, 2006.	(5)

10.4	Assignment Agreement between Space Globe Technologies, John Salamon and the registrant dated June 29, 2007.	(3)

10.5	Debt Settlement Agreement between Space Globe Technologies and the registrant dated June 29, 2007.	(3)

10.6	Amendment dated September 30, 2007 to Assignment Agreement dated January 10, 2005 among Space Globe Technologies, John Salamon and the registrant.	(4)

10.7	Debt Settlement Agreement between Space Globe Technologies and the registrant dated November 6, 2007.	(5)

10.8	Debt Settlement Agreement between Space Globe Technologies and the registrant dated April 15, 2008.	(6)

10.9	License Agreement between 482229 B.C. Ltd. and the registrant dated June 20, 2008	(6)

10.10	Consulting Agreement between Harold Schneider and the registrant dated September 1, 2008	(7)

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act	(8)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	(8)

99.1	Salamon Group financial statements for the fiscal years ended December 31, 2009 and 2008 together with Report of Independent Registered Public Accounting Firm.	(8)

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

SALAMON GROUP, INC.

Dated: May 17, 2010	By:	/s/ John E. Salamon
John E. Salamon, President