Form 10-Q
period 2010-05-21
SALAMON GROUP INC
filed 2010-05-21
CIK 1274211

Unknown;CarolAnn Monahan;John Patrick M. Rodriguez;

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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
Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of May 13, 2010, the Issuer had 23,017,127 shares of common stock outstanding with a par value per share of $0.001.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION	3

ITEM 1.	FINANCIAL STATEMENTS	3
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	10
ITEM 4T.	CONTROLS AND PROCEDURES	12

PART II.	OTHER INFORMATION	13

ITEM 1.	LEGAL PROCEEDINGS	13
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	13
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	13
ITEM 5.	OTHER INFORMATION	13
ITEM 6.	EXHIBITS	13
	SIGNATURES	14

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SALAMON GROUP, INC.
(A Development Stage Company)
BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash	$25	$43

Total assets	$25	$43

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$59,714	$66,912
Due to related parties	11,972	18,811
Total current liabilities	71,686	85,723

Contingencies

Stockholders’ deficit:
Preferred stock, no par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized, 23,017,127 and
21,817,127 shares issued and outstanding, respectively	23,017	21,817
Additional paid-in capital	958,372	940,761
Deficit accumulated during the development stage	(1,053,050)	(1,048,258)
Total stockholders’ deficit	(71,661)	(85,680)

	$25	$43

See accompanying notes

SALAMON GROUP, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(unaudited)

For The Period
From April 27,
2001
(Inception) to

Three Months Ended March 31,	March 31,

	2010		2009		2010

EXPENSES:
General and administrative	$4,792		$16,941		$702,217
Interest expense	-		-		35,833
Research and development	-		-		315,000

Net loss	$(4,792)		$(16,941)		$(1,053,050)

Loss per share - basic and diluted		$-		$-

Weighted average shares outstanding – basic and diluted	21,923,794		17,873,880

See accompanying notes

SALAMON GROUP, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

			For the
			Period
	For The	For The	From April
	Three	Three	27,
	Months	Months	2001
	Ended	Ended	(Inception)
	March 31,	March 31,	to March 31,
	2010	2009	2010

Cash flows from operating activities:
Net loss	$(4,792)	$(16,941)	$(1,053,050)
Adjustments to reconcile net loss to net
cash used in operating activities:
Amortization of intangible asset	-	-	55,000
Estimated fair value of common stock issued for patents	-	-	315,000
Beneficial conversion of amounts due to related party	-	-	35,833
Depreciation of property and equipment	-	-	4,515
Estimated fair value of common stock issued
for services	-	10,000	145,791
Changes in operating assets and liabilities:
Prepaid expense	-	-	-
Accounts payable	(7,198)	3,302	56,145

Net cash used in operating activities	(11,990)	(3,639)	(440,766)

Cash flows from investing activities:
Purchase of property and equipment	-	-	(4,515)
Purchase of license	-	-	(50,000)

Net cash used in investing activities	-	-	(54,515)

Cash flows from financing activities:
Advances from related parties	11,972	3,651	368,606
Proceeds from related party note payable	-	-	23,700
Issuance of common stock for cash	-	-	103,000

Net cash provided by financing activities	11,972	3,651	495,306

Net change in cash	(18)	12	25

Cash, beginning of period	43	2	-

Cash, end of period	$25	$14	$25

Non cash:
Estimated fair value of common stock issued upon conversion
of amounts due to related parties	$18,811	$6,000	$342,816
Estimated fair value of common stock issued for license	$-	$-	$5,000
Estimated fair value of common stock issued in conversion of
accounts payable	$-	$-	$10,059

See accompanying notes

SALAMON GROUP, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

1.	Nature of Operations and Continuance of Business

Salamon Group, Inc. (the " Company ") was incorporated in the state of Nevada on April 27, 2001 (“ Inception ”). The Company is a development stage company whose principal business plan is to seek earnings by exploiting technology in the field of ‘alternative energy sources’, which technology includes four patents pending related to electrical power generation.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). At March 31, 2010, the Company has no revenues to date, has accumulated losses of $1,053,050 and a working capital deficit of $71,661 and expects to incur further losses in the development of its business, all of which cast substantial doubt about the Company’s ability to continue as a going concern. Management plans to continue to provide for the Company's capital needs during the year ending December 31, 2010 by issuing debt and equity securities and by the continued support of its related parties (see Note 3). The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. There is no assurance that funding will be available to continue the Company’s business operations.

On July 5, 2001, the Company entered into a licensing agreement with Space Globe Technologies Ltd. (" Space Globe "), a Canadian corporation. The agreement allows the Company to use certain technology with respect to a power cell technology used for internal and external electrical applications. The sole shareholder and sole director of Space Globe is John Salamon, who is the President and a Director of the Company.

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

In June 2007, Space Globe transferred to Salamon Group 100% ownership of rights to Space Globe’s technology related to wireless electrical power generation, including a 99% interest in three patent applications, for a total 4,500,000 shares of the Company’s common stock (see Notes 3 and 4).

The Company has prepared the accompanying financial statements in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for annual financial statements. In the opinion of the Company's management, the accompanying financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to make the financial position of the Company as of March 31, 2010, the results of operations and cash flows for three months ended March 31, 2010 and 2009 and for the period from Inception through March 31, 2010 not misleading. The Company has evaluated subsequent events through the filing date of this Form 10-Q, and determined that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes thereto other than as disclosed in the accompanying notes. The financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2009 contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC").

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

The Company presents both basic and diluted loss per share (“ EPS ”) on the face of the statement of operations. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, convertible preferred stock, and convertible debt, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all potentially dilutive common shares if their effect is antidilutive. At March 31, 2010 and 2009, there were no potentially dilutive instruments outstanding.

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

SALAMON GROUP, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

The Company’s accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the relevant accounting guidance. The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.

(i)	New Accounting Pronouncements

Recent accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) (including the Emerging Issues Task Force (“EITF”)) and the American Institute of Certified Public Accountants did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

3.	Related Party Transactions

(a)

 Amounts owing to Space Globe are unsecured, non interest bearing and are due on demand. The sole shareholder and sole director of Space Globe is John Salamon who is the President and a Director of the Company. At March 31, 2010 and December 31, 2009, a total of $11,972 and $18,811, respectively, was due to Space Globe.

(b)

 During the three months ended March 31, 2010, the Company shared office space and travel arrangements with Space Globe. During each of the quarters ended March 31, 2010 and 2009, the Company incurred an aggregate of approximately $3,000 of allocated rent and travel expense.

(c)	On March 15, 2010, the Company issued 1,200,000 shares of common stock to Space Globe at a price of approximately $0.02 per share (the estimated fair value) for the conversion of $18,811 of advances.

(d)

During the year ended December 31, 2009, the Company received proceeds of $23,700 for issuing a note payable to a former director. On July 30, 2009, the Company issued 348,750 shares of common stock at a per share price of $0.04 to convert $13,950 of the note payable. On December 1, 2009, the Company issued 500,000 shares of common stock at a per share price of $0.02 to convert $9,750 and additionally recorded $250 of interest expense.

(e)

During the year ended December 31, 2009, the Company issued shares of common stock to Space Globe for the conversion of related party advances. On January 15, 2009, the Company issued 200,000 shares of common stock at a price of $0.03 per share for the conversion of $6,000 of advances. On July 30, 2009, the Company issued 150,000 shares of common stock at a price of $0.04 per share for the conversion of $6,000 of advances. On August 31, 2009, the Company issued 537,675 shares of common stock at a price of $0.04 per share for the conversion of $21,267 of advances. On October 23, 2009, the Company issued 682,822 shares of common stock at a price of $0.03 per share for the conversion of $20,485 of advances. On December 22, 2009, the Company issued 300,000 shares of common stock at a price of $0.02 per share for the conversion of $6,000 of advances.

(f)

On December 31, 2008, a former director of the Company surrendered 1,000,000 shares of his common stock for no consideration. Accordingly, the Company has not reflected such shares as issued or outstanding at December 31, 2008 as such shares have been cancelled by the Company.

SALAMON GROUP, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(g)

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

(j)

On April 16, 2008, the Company issued 331,158 shares of common stock to Space Globe at a price of $0.095 per share (the estimated fair value) to settle indebtedness of $31,460 owed to Space Globe for loan advances.

(k)

During the year ended December 31, 2007, Mr. Salamon, through his company, Space Globe, contributed patent applications to the Company in exchange for 4,500,000 shares of common stock (see Notes 1 and 4).

(l)	During the year ended December 31, 2007, Space Globe converted advances made to the Company into 2,310,000 shares of common stock (see Note 4).

(m)

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

4.	Stockholders’ Deficit

(a)	As of March 31, 2010, there are no preferred shares issued and outstanding.

(b)	As of March 31, 2010, the Company has not granted any stock options or warrants.

(c)	On March 15, 2010, the Company issued 1,200,000 shares of common stock to Space Globe at a price of approximately $0.02 per share (the estimated fair value) for the conversion of $18,811 of advances.

(d)

During the year ended December 31, 2009, the Company received proceeds of $23,700 for issuing a note payable to a former director. On July 30, 2009, the Company issued 348,750 shares of common stock at a per share price of $0.04 to convert $13,950 of the note payable. On December 1, 2009 the Company issued 500,000 shares of common stock at a per share price of $0.02 to convert $9,750 and additionally recorded $250 of interest expense (See Note 3).

(e)

During the year ended December 31, 2009, the Company issued shares of common stock to Space Globe for the conversion of related party advances. On January 15, 2009, the Company issued 200,000 shares of common stock at a price of $0.03 per share for the conversion of $6,000 of advances. On July 30, 2009, the Company issued 150,000 shares of common stock at a price of $0.04 per share for the conversion of $6,000 of advances. On August 31, 2009, the Company issued 537,675 shares of common stock at a price of $0.04 per share for the conversion of $21,267 of advances. On October 23, 2009, the Company issued 682,822 shares of common stock at a price of $0.03 per share for the conversion of $20,485 of advances. On December 22, 2009, the Company issued 300,000 shares of common stock at a price of $0.02 per share for the conversion of $6,000 of advances.

(f)

In April 2009, the Company issued 700,000 forfeitable shares of common stock to a consulting firm. In accordance with the applicable consulting agreement, the shares are to be earned ratably over the term of the agreement from April 15, 2009 through July 15, 2009. During the year ended December 31, 2009, the Company recorded $49,000 of expense and recorded 700,000 common shares as issued and outstanding.

(g)

On October 27, 2008, the Company issued 201,180 shares of the Company’s common stock as payment for services rendered. The Company had accrued $10,059 for such services. However, based on the estimated fair value of the Company’s common stock on the date of conversion, the Company has recorded an additional $2,012 of expense.

(h)

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

(i)	In November 2007, the Company issued 518,340 shares of common stock to Space Globe for the conversion of advances in the amount of $77,751 or $0.15 per share, the estimated fair value (see Note 3).

(j)

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

(k)

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

(l)

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

(m)

During the year ended December 31, 2003, 183,640 shares were issued for cash of $22,460 at an average price of $0.12 per share and 245,360 shares were issued for services and other expenses with a fair value of $10,676 at an average price of $0.04 per share

(n)

During the year ended December 31, 2002, 481,046 shares were issued for cash of $44,008 at an average price of $0.09 per share and 500,000 shares were issued for services with a fair value of $10,400 at an average price of $0.02 per share.

(o)

During the period ended December 31, 2001, 1,850,324 shares were issued for cash of $36,532 at an average price of $0.02 per share and 702,450 shares were issued for services with a fair value of $703 at an average price of $0.001 per share.

(p)	On July 5, 2001, 5,000,000 shares with a stated par value of $0.001 per share were issued as part of the consideration to acquire a license (see Note 5).

5.	Contingencies

(a)	Litigation

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

(c)	During the three months ended March 31, 2010, the Company terminated the license agreement with 482229 B.C. Ltd. No amounts were earned by the Company under the agreement.

6.	Subsequent Events

On May 17, 2010, Space Globe Advanced $30,000 to the Company. The advance is unsecured, non interest bearing and due on demand.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of the financial condition, changes in financial condition and results of operations of Salamon Group, Inc. (hereinafter referred to as the “ Company ,” “ Salamon Group ,” “ we ,” “ our ” or “ us ”) for the three months ended March 31, 2010 should be read in conjunction with Salamon Group’s unaudited financial statements and related notes for the three months ended March 31, 2010.

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

     Since our inception, we have been involved in organizational and fund raising activities and the licensing, subsequent acquisition and further development of a certain electrical generator technology from Space Globe Technologies Ltd., a private British Columbia, Canada corporation (“ Space Globe ”), founded and organized also by John Salamon. Space Globe was founded for the purpose of developing technologies and concepts in the field of “Alternative Energy Sources.” Alternative Energy Sources are those which are not supplied by the burning of fossil fuels or the splitting of atoms. Some of the alternative energy sources include solar energy, wind power, geothermal, tides and hydro power. Space Globe was incorporated in the Province of British Columbia, Canada in 1998 by John Salamon. It was initially established as a management/consulting company in which to develop ideas and concepts for power generation. Space Globe’s primary assets consist of office equipment and investments in us. Effective June 29, 2007, in connection with our acquisition of ownership and rights to certain patents and wireless EPG technology from Space Globe, we no longer considered ourself a “shell” company and our current operations are focused on developing and licensing such technologies. From 1999 to 2001 Space Globe and Mr. Salamon developed the concept and design of an Electrical Power Generator (“ EPG ”) for home and office use and for emergency power backup situations. Mr. Salamon filed a patent application in Canada on September 4, 2001 for protection of the design of the EPG and on March 10, 2008, as requested by the Canadian Patent Office, we filed additional information regarding this patent pending. Mr. Salamon filed a second patent application in Canada on May 12, 2006 and two more patent applications later in 2006 for the protection of designs related to wireless EPGs.

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

     In addition to the foregoing issuances, from April 2001 through March 31, 2010, we received gross proceeds of $591,607 (including $103,000 in cash, conversion of $342,816 of amounts due to a related party, and services valued at $145,791) from the issuance of shares of common stock.

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

   During the three months ended March 31, 2010, the Company terminated the license agreement with 482229 B.C. Ltd.  No amounts were earned by the Company under the agreement.

   In August 2008, our Board of Directors resolved to expand our current business plan into other areas which would allow us to generate revenues.  One particular area that our Board resolved would provide added value to our company would be real estate, more specifically real estate in the form of an operating casino in Las Vegas, Nevada.  Currently, our President is actively identifying potential casinos that are for sale in the Las Vegas area.  If we are able to locate and purchase a suitable casino, we intend to move our corporate headquarters into the casino.  The purchase of the casino will allow us to start generating revenues so that we can further our business plan to develop, license and/or acquire technologies and concepts in the field of “Alternative Energy Sources.”  Once we locate a suitable casino, we intend to enter into a letter of intent to purchase the casino.  We intend to finance the purchase of a suitable casino through a combination of equity and/or debt financing, and by undertaking a non-brokered private placement under Rule 506 of Regulation D, to raise the funds required to purchase the casino.  There is no assurance that we will succeed in identifying and purchasing a casino or that funding will be available to us for this purpose.  There is also no assurance that any casino we might purchase will generate revenues sufficient for us to carry out our business plan related to alternative energy sources.

         As of the date hereof, we have no other employees or customers.

Plan of Operation

     Since our inception, we have been involved in organizational activities, have completed offerings of shares of common stock, have concluded the licensing and subsequent acquisition of an EPG from Space Globe, and have completed a working model of the power generator. For the period from inception (April 27, 2001) through March 31, 2010, we had no revenue from operations and our deficit accumulated during the development stage amounted to $1,053,050. We propose to compete in the alternative energy source technology market.

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

Results of Operations for the three months ended March 31, 2010 compared to the same period in 2009

The following discussion should be read in conjunction with the financial statements included in this report and is qualified in its entirety by the foregoing.

Liquidity and Capital Resources

As of March 31, 2010, we had cash and total current assets of $25, total current liabilities of $71,686 and a working capital deficit of $71,661.  From our inception on April 27, 2001 to March 31, 2010 we accumulated a deficit during the development stage of $1,053,050.  We are dependent on funds raised through equity or debt financing and investing activities to fund our operations.  We anticipate that we will incur substantial losses over the next year and our ability to generate any revenues in the next 12 months continues to be uncertain.

We used net cash of $11,990 in operating activities during the three months ended March 31, 2010, compared to $3,639 during the same period in 2009 and $440,766 from our inception on April 27, 2001 to March 31, 2010.  The increase in operating expenses for the period ended March 31, 2010 resulted primarily from an increase in professional fees.

We had no investing activities for the three months ended March 31, 2010 and 2009 and $54,515 from our inception on April 27, 2001 to March 31, 2010.  The cash used in investing activities since our inception was primarily related to entering into a licensing agreement.

We received net cash of $11,972 from financing activities for the three months ended March 31, 2010, compared to $3,651 during the same period in 2009 and $495,306 from our inception on April 27, 2001 to March 31, 2010.  The cash received from financing activities during the period ended March 31, 2010 resulted from the proceeds of advances from related parties.  During the period ended March 31, 2010 our cash position decreased by $18.

Results of Operations

Revenues

From our inception on April 27, 2001 to March 31, 2010 we have not yet generated any revenues.  We do not expect to earn significant revenues in the near future.

Expenses

We incurred total operating expenses of $4,792 for the three months ended March 31, 2010 compared to $16,941 for the same period in 2009, and $1,053,050 from our inception on April 27, 2001 to March 31, 2010.  The decrease in operating expenses for the period ended March 31, 2010 resulted from a decrease in our general and administrative costs, primarily due to a decrease in professional fees and equity-based compensation.

Net Loss

From our inception on April 27, 2001 to March 31, 2010 we have an accumulated deficit during the development stage of $1,053,050.  For the three months ended March 31, 2010 we incurred net losses of $4,792 compared to net losses of $16,941 for the same period in 2009, respectively.

Research and Development

Until we can secure other qualified licensees regarding the EPG products derived from our patents and patents pending, all further development, testing and commercialization of EPG products will be completed by us, subject to obtaining the necessary financing.  Upon securing such other qualified licensees, any further research, development and commercialization of EPG products and all related costs will be the responsibility of the licensee.

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

For the three months ended March 31, 2010, we have not incurred any research and development expenses.

Off-Balance Sheet Arrangements

     As of March 31, 2010, we had no significant off-balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Material Commitments for Capital Expenditures

     We had no contingencies or long-term commitments at March 31, 2010.

Critical Accounting Policies

There were no changes to the critical accounting policies as discussed in our 2009 Form 10-K filed on May 17, 2010.

ITEM 4T. CONTROLS AND PROCEDURES

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2010 (the “Evaluation Date”). Based upon the evaluation of our disclosure controls and procedures as of the Evaluation Date, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective because of the identification of material weaknesses in our internal control over financial reporting which are identified in our Management’s Report on Internal Control Over Financial Reporting included with our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which we view as an integral part of our disclosure controls and procedures.

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

Date: May 21, 2010

SALAMON GROUP, INC.

By:	/s/ John E. Salamon
John E. Salamon
President
(Principal Executive Officer and
Principal Financial Officer)