Form 10-Q
period 2010-08-23
SALAMON GROUP INC
filed 2010-08-23
CIK 1274211

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes [X] No [ ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Larger accelerated filer [ ]

Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of August 11, 2010, the Issuer had 23,017,127 shares of common stock outstanding with a par value per share of $0.001.

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

SALAMON GROUP, INC.

(A Development Stage Company)

BALANCE SHEETS

	June 30,
	2010	December
	(unaudited)	31, 2009
ASSETS
Current assets:
Cash	$107	$43

Total assets	$107	$43

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$84,796	$66,912
Due to related parties	21,521	18,811

Total current liabilities	106,317	85,723

Contingencies

Stockholders’ deficit:
Preferred stock, no par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized, 23,017,127
and 21,817,127 shares issued and outstanding, respectively	23,017	21,817
Additional paid-in capital	958,372	940,761
Deficit accumulated during the development stage	(1,087,599)	(1,048,258)
Total stockholders’ deficit	(106,210)	(85,680)

	$107	$43

SALAMON GROUP, INC. (A Development Stage Company) STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		For The Period From April 27, 2001 (Inception) To June 30,
	2010	2009	2010	2009	2010

EXPENSES:
General and administrative	$34,189	$103,209	$39,341	$120,150	$736,766
Interest expense	-	-	-	-	35,833
Research and development	-	-	-	-	315,000

Net loss	$(34,189)	$(103,209)	$(39,341)	$(120,150)	$(1,087,599)

Loss per share - basic and diluted	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Weighted average shares outstanding - basic and diluted	23,017,127	18,368,715	22,477,127	18,122,665
See accompanying notes

SALAMON GROUP, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

(unaudited)

	For The Six Months	For The Six Months	For the Period From April 27, 2001
	Ended	Ended	(Inception)
	June 30,	June 30,	to June 30,
	2010	2009	2010

Cash flows from operating activities:
Net loss	$(39,341)	$(120,150)	$(1,087,599)
Adjustments to reconcile net loss to net
cash used in operating activities:
Amortization of intangible asset	-	-	55,000
Estimated fair value of common stock issued for patents	-	-	315,000
Beneficial conversion of amounts due to related party	-	-	35,833
Depreciation of property and equipment	-	-	4,515
Estimated fair value of common stock issued
for services	2,850	70,333	148,641
Changes in operating assets and liabilities:
Accounts payable	15,034	(1,073)	78,377

Net cash used in operating activities	(21,457)	(50,890)	(450,233)

Cash flows from investing activities:
Purchase of property and equipment	-	-	(4,515)
Purchase of license	-	-	(50,000)

Net cash used in investing activities	-	-	(54,515)

Cash flows from financing activities:
Advances from related parties	21,521	27,267	378,155
Proceeds from related party note payable	-	23,700	23,700
Issuance of common stock for cash	-	-	103,000

Net cash provided by financing activities	21,521	50,967	504,855

Net change in cash	64	77	107

Cash, beginning of period	43	2	-

Cash, end of period	$107	$79	$107

Non cash:
Estimated fair value of common stock issued upon conversion of amounts due to related parties	$18,811	$6,000	$342,816
Estimated fair value of common stock issued for license	$-	$-	$5,000
Estimated fair value of common stock issued in conversion of accounts payable	$-	$-	$10,059

See accompanying notes

SALAMON GROUP, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

1.	Nature of Operations and Continuance of Business

Salamon Group, Inc. (the "Company ") was incorporated in the state of Nevada on April 27, 2001 (“Inception”). The Company is a development stage company whose principal business plan is to seek earnings by exploiting technology in the field of ‘alternative energy sources’, which technology includes four patents pending related to electrical power generation.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). At June 30, 2010, the Company has no revenues to date, has accumulated losses of $1,087,599 and a working capital deficit of $106,210 and expects to incur further losses in the development of its business, all of which cast substantial doubt about the Company’s ability to continue as a going concern. Management plans to continue to provide for the Company's capital needs during the year ending December 31, 2010 by issuing debt and equity securities and by the continued support of its related parties (see Note 3). The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. There is no assurance that funding will be available to continue the Company’s business operations.

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

The Company has prepared the accompanying financial statements in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for annual financial statements. In the opinion of the Company’s management, the accompanying financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to make the financial position of the Company as of June 30, 2010, the results of operations for the three and six months ended June 30, 2010 and 2009, cash flows for the six months ended June 30, 2010 and 2009 and the results of operations and cash flows for the period from Inception through June 30, 2010 not misleading. The Company has evaluated subsequent events through the filing date of this Form 10-Q, and determined that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes thereto other than as disclosed in the accompanying notes. The financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2009 contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).

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

The Company computes both basic and diluted loss per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, convertible preferred stock, and convertible debt, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all potentially dilutive common shares if their effect is anti-dilutive. At June 30, 2010 and 2009, there were no potentially dilutive instruments outstanding.

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

The Company determines its income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

(f)	Use of Estimates

The preparation of financial statements, in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in these financial statements and the accompanying notes. Actual results could differ from those estimates.

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

(a)

Amounts owing to Space Globe are unsecured, non interest bearing and are due on demand. The sole shareholder and sole director of Space Globe is John Salamon who is the President and a Director of the Company. At June 30, 2010 and December 31, 2009, a total of $21,521 and $18,811, respectively, was due to Space Globe.

(b)

During the six months ended June 30, 2010, the Company shared office space and travel arrangements with Space Globe. During each of the quarters ended June 30, 2010 and 2009, the Company incurred an aggregate of approximately $3,000 of allocated rent and travel expense. During the six months ended June 30, 2010 and 2009, the Company incurred an aggregate of approximately $6,000 of allocated rent and travel expense.

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

4.	Stockholders’ Deficit

(a)	As of June 30, 2010, the Company has not granted any stock options or warrants.

(b)

During the three months ended June 30, 2010, the Company agreed to issue 300,000 shares of its common stock as payment for services rendered.  The Company recorded $2,850 as general and administrative expense during the three and six months ended June 30, 2010 in the accompanying statements of operations based on the closing price of the common stock on the measurement date.  The Company has not issued the shares as of June 30, 2010 and accordingly, such shares are not included as issued and outstanding and the fair value of such shares has been included in accounts payable.

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

(h)

In September 2008, the Company issued 1,200,000 forfeitable shares of common stock to a consultant. In accordance with the applicable consulting agreement, the shares are to be earned ratably over the one-year term of the agreement through August 2009. During the period ended June 30, 2009, the Company recorded $10,000 of expense and recorded 300,000 common shares as issued and outstanding. During the year ended December 31, 2008, the Company recorded $15,000 of expense and recorded 400,000 common shares as issued and outstanding. As 500,000 of such shares are not considered issued for accounting purposes they have been excluded from the Company’s issued and outstanding shares.

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

(l)

In June, 2007, the Company, pursuant to an agreement, issued shares to a third party for services provided. According to the terms of the agreement, the Company issued 350,000 shares of its common stock, which were valued at their estimated fair

SALAMON GROUP, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

value of $0.07 per share (based on the fair value of the services provided) for a total of $25,000. As of December 31, 2007, all services related to the agreement have been provided and the value of the shares was recorded in general and administrative expense in the accompanying statements of operations.

(m)

During the year ended December 31, 2003, 183,640 shares were issued for cash of $22,460 at an average price of $0.12 per share and 245,360 shares were issued for services and other expenses with a fair value of $10,676 at an average price of $0.04 per share.

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

(c)	During the six months ended June 30, 2010, the Company terminated the license agreement with 482229 B.C. Ltd. No amounts were earned by the Company under the agreement.

6.	Subsequent Events

On August 20, 2010, Space Globe advanced $30,000 to the Company and converted the advance into 2,000,000 shares of common stock at $0.015 per share (closing price on date of conversion) on that day.   Additionally, on August 20, 2010, Space Globe converted amounts owed of $21,521 into 1,434,733 shares of the Company’s common stock at $0.015 per share (closing price on date of conversion) on that day.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of the financial condition, changes in financial condition and results of operations of Salamon Group, Inc. (hereinafter referred to as the “ Company ,” “ Salamon Group ,” “ we ,” “ our ” or “ us ”) for the six months ended June 30, 2010 should be read in conjunction with Salamon Group’s unaudited financial statements and related notes for the six months ended June 30, 2010.

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

     In addition to the foregoing issuances, from April 2001 through June 30, 2010, we received gross proceeds of $591,607 (including $103,000 in cash, conversion of $342,816 of amounts due to a related party, and services valued at $145,791) from the issuance of shares of common stock.

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

   During the six months ended June 30, 2010, the Company terminated the license agreement with 482229 B.C. Ltd.  No amounts were earned by the Company under the agreement.

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

Plan of Operation

     Since our inception, we have been involved in organizational activities, have completed offerings of shares of common stock, have concluded the licensing and subsequent acquisition of an EPG from Space Globe, and have completed a working model of the power generator. For the period from inception (April 27, 2001) through June 30, 2010, we had no revenue from operations and our deficit accumulated during the development stage amounted to $1,087,599. We propose to compete in the alternative energy source technology market.

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

Results of Operations for the three and six months ended June 30, 2010 compared to the same period in 2009

The following discussion should be read in conjunction with the financial statements included in this report and is qualified in its entirety by the foregoing.

Liquidity and Capital Resources

As of June 30, 2010, we had cash and total current assets of $107, total current liabilities of $106,317 and a working capital deficit of $106,210.  From our inception on April 27, 2001 to June 30, 2010 we accumulated a deficit during the development stage of $1,087,599.  We are dependent on funds raised through equity or debt financing and investing activities to fund our operations.  We anticipate that we will incur substantial losses over the next year and our ability to generate any revenues in the next 12 months continues to be uncertain.

We used net cash of $21,457 in operating activities during the six months ended June 30, 2010, compared to $50,890 during the same period in 2009 and $450,233 from our inception on April 27, 2001 to June 30, 2010.  The increase in operating expenses for the period ended June 30, 2010 resulted primarily from an increase in professional fees.

We had no investing activities for the six months ended June 30, 2010 and 2009 and $54,515 from our inception on April 27, 2001 to June 30, 2010.  The cash used in investing activities since our inception was primarily related to entering into a licensing agreement.

We received net cash of $21,521 from financing activities for the six months ended June 30, 2010, compared to $50,967 during the same period in 2009 and $504,855 from our inception on April 27, 2001 to June 30, 2010.  The cash received from financing activities during the period ended June 30, 2010 resulted from the proceeds of advances from related parties.  During the period ended June 30, 2010 our cash position decreased by $64.

Results of Operations

Revenues

From our inception on April 27, 2001 to June 30, 2010 we have not yet generated any revenues.  We do not expect to earn significant revenues in the near future.

Expenses

We incurred total operating expenses of $39,341 for the six months ended June 30, 2010 compared to $120,150 for the same period in 2009, and $1,087,599 from our inception on April 27, 2001 to June 30, 2010.  The decrease in operating expenses for the period ended June 30, 2010 resulted from a decrease in our general and administrative costs, primarily due to a decrease in professional fees and equity-based compensation.

We incurred total operating expenses of $34,189 for the three months ended June 30, 2010 compared to $103,209 for the same period in 2009.  The decrease in operating expenses for the three month period ended June 30, 2010 resulted from a decrease in our general and administrative costs, primarily due to a decrease in professional fees and equity-based compensation.

Net Loss

From our inception on April 27, 2001 to June 30, 2010 we have an accumulated deficit during the development stage of $1,087,599.  For the six months ended June 30, 2010 we incurred net losses of $39,341 compared to net losses of $120,150 for the same period in 2009, respectively.

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

For the six months ended June 30, 2010, we have not incurred any research and development expenses.

Off-Balance Sheet Arrangements

     As of June 30, 2010, we had no significant off-balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Material Commitments for Capital Expenditures

     We had no contingencies or long-term commitments at June 30, 2010.

Critical Accounting Policies

There were no changes to the critical accounting policies as discussed in our 2009 Form 10-K filed on May 17, 2010.

ITEM 4T. CONTROLS AND PROCEDURES

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2010 (the “Evaluation Date”). Based upon the evaluation of our disclosure controls and procedures as of the Evaluation Date, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective because of the identification of material weaknesses in our internal control over financial reporting which are identified in our Management’s Report on Internal Control Over Financial

Reporting included with our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which we view as an integral part of our disclosure controls and procedures.

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

Date: August 23, 2010

SALAMON GROUP, INC.

By:	/s/ John E. Salamon
John E. Salamon
President
(Principal Executive Officer and
Principal Financial Officer)

Exhibit 31.1

CERTIFICATION

I, John Salamon, certify that:

(1) I have reviewed this Quarterly Report on Form 10-Q of Salamon Group, Inc.;

(2)

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3)

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

(4)

I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) and internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) and 15d-15(f) for the registrant and have:

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)

Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

(5)

I have disclosed, based on my most recent evaluation of the internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: August 23, 2010

/s/ John E. Salamon
By:	John E. Salamon
Title:	Chief Executive Officer and
Chief Financial Officer

Exhibit 32.1

CERTIFICATION OF
CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, John E. Salamon, the Chief Executive Officer and Chief Financial Officer of Salamon Group, Inc. (the “Company”), hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

(i)

the Quarterly Report on Form 10-Q of the Company, for the fiscal quarter ended June 30, 2010, and to which this certification is attached as Exhibit 32.1 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(ii)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By:	/s/ John E. Salamon
Name:	JOHN E. SALAMON
Title:	Chief Executive Officer and
Chief Financial Officer

Date:	August 23, 2010