Form 10-Q
period 2010-11-19
SALAMON GROUP INC
filed 2010-11-19
CIK 1274211

UNITED STATESSECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of theSecurities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant wasrequired to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes [X] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-acceleratedfiler, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smallerreporting company” in Rule 12b-2 of the Exchange Act.

Larger accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ](Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of November 16, 2010, the Issuer had 25,460,728 shares of common stock outstanding with a par value per share of $0.001.

SALAMON GROUP, INC.

(A Development Stage Company)

BALANCE SHEETS

(Unaudited)

	September 30,
	2010	December
	(unaudited)	31, 2009
ASSETS
Current assets:
Cash	$14	$43

Total assets	$14	$43

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$77,913	$66,912
Due to related parties	29,774	18,811

Total current liabilities	107,687	85,723

Contingencies and Commitments (Notes 1 and 5)

Stockholders’ deficit:
Preferred stock, no par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized; 25,460,728 (21,817,127 - December 31, 2009) shares issued and outstanding	25,461	21,817
Additional paid-in capital	992,500	940,761
Deficit accumulated during the development stage	(1,125,634)	(1,048,258)
Total stockholders’ deficit	(107,673)	(85,680)

	$14	$43

3

The accompanying notes are an integral part of these financial statements

SALAMON GROUP, INC. (A Development Stage Company) STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		For The Period From April 27, 2001 (Inception) To September 30,
	2010	2009	2010	2009	2010

REVENUES	$-	$-	$-	$-	$-

EXPENSES:
General and administrative	38,035	42,855	77,376	163,005	774,801
Interest expense	-	-	-	-	35,833
Research and development	-	-	-	-	315,000
	38,035	42,855	77,376	163,005	1,125,634

Net loss and comprehensive loss	$(38,035)	$(42,855)	$(77,376)	$(163,005)	$(1,125,634)

Loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average shares outstanding - basic and diluted	23,964,000	19,869,714	23,011,000	18,711,414

4

The accompanying notes form an integral part of these financial statements

SALAMON GROUP, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2010	2009

Cash flows from operating activities:
Net loss	$(77,376)	$(163,005)
Adjustments to reconcile net loss to net
cash used in operating activities:
Amortization of intangible asset	-	-
Estimated fair value of common stock issued for patents	-	-
Beneficial conversion of amounts due to related party	-	-
Depreciation of property and equipment	-	-
Estimated fair value of common stock issued
for services	3,000	82,000
Changes in operating assets and liabilities:
Prepaid expense	-	-
Accounts payable	11,001	3,376

Net cash used in operating activities	(63,375)	(77,629)

Cash flows from investing activities:
Purchase of property and equipment	-	-
Purchase of license	-	-

Net cash used in investing activities	-	-

Cash flows from financing activities:
Advances from related parties	63,346	53,988
Proceeds from related party note payable	-	23,700
Issuance of common stock for cash	-	-

Net cash provided by financing activities	63,346	77,688

Net change in cash	(29)	59

Cash, beginning of period	43	2

Cash, end of period	$14	$61

Non cash investing and financing activity:
Estimated fair value of common stock issued upon conversion of amounts due to related parties	$52,382	$47,217

5

The accompanying notes form an integral part of these financial statements

SALAMON GROUP, INC.
(A Development Stage Company) (Unaudited)

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

The Company is a development stage company as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, Development Stage Entities.  The Company is devoting substantially all of its present efforts to establishing a new business, and its planned principal operations have not yet commenced. All losses accumulated since Inception have been considered as part of the Company's development stage activities.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern. At September 30, 2010, the Company has no revenues to date, has accumulated losses of $1,125,634 since inception and a working capital deficit of $107,673 and expects to incur further losses in the development of its business, all of which cast substantial doubt about the Company’s ability to continue as a going concern. Management plans to continue to provide for the Company's capital needs during the year ending December 31, 2010 by issuing debt and equity securities and by the continued support of its related parties (see Note 3). The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. There is no assurance that funding will be available to continue the Company’s business operations.

On July 5, 2001, the Company entered into a licensing agreement with Space Globe Technologies Ltd. (" Space Globe "), a Canadian private corporation. The agreement allows the Company to use certain technology with respect to a power cell technology used for internal and external electrical applications. The sole shareholder and director of Space Globe is John Salamon who is the President and the sole Director of the Company.

In January 2005, Space Globe and the Company in mutual agreement replaced the license agreement with an agreement that was amended December 31, 2007, which transferred 100% ownership of, and rights to, Space Globe’s technology related to electrical power generation to the Company for no further consideration. John Salamon, the Company’s Chief Executive Officer and majority shareholder, also assigned the Company a 99% interest in the rights to the patent pending.

In June 2007, Space Globe transferred to the Company 100% ownership of rights to Space Globe’s technology related to wireless electrical power generation, including a 99% interest in three patent applications, for a total 4,500,000 shares of the Company’s common stock.

The Company has prepared the accompanying financial statements in accordance with United States generally accepted accounting principles (“GAAP”) for year end financial information.

2.	Summary of Significant Accounting Policies

(a) Basis of Presentation

These interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q.  They do not include all of the information and  footnotes required by generally accepted accounting principles for complete financial statements.  Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2009, included in the Company’s Annual Report on Form 10-K filed May 17, 2010 with the SEC.

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at September 30, 2010 and the results of its operations and cash flows for the nine month periods ended September 30, 2010 and 2009.  The results of operations for the periods ended September 30, 2010 are not necessarily indicative of the results to be expected for future quarters or the full year.

SALAMON GROUP, INC.
(A Development Stage Company) (Unaudited)

NOTES TO FINANCIAL STATEMENTS

(b)	Basic and diluted net loss per share

The Company computes net loss per share in accordance with ACS 260, Earnings per Share, which requires presentation of both basic and diluted loss per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, convertible preferred stock, and convertible debt, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all potentially dilutive common shares if their effect is antidilutive. At September 30, 2010 and 2009, there were no potentially dilutive instruments outstanding.

(c)	Revenue recognition

Revenues from the sale of products will be recorded when the product is shipped, title and risk of loss have transferred to the purchaser, payment terms are fixed or determinable and payment is reasonably assured. Revenues from service contracts will be recognized when performance of the service is complete or over the term of the contract.

(d)	Foreign currency translation

The Company’s financial instruments and reporting currency is the United States dollar.  Monetary assets and liabilities denominated in foreign currencies are translated in accordance with ASC 830, Foreign Currency Translation Matters, using the exchange rate prevailing at the balance sheet date.  Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.

(e)	Income Taxes

The Company accounts for income tax using the asset and liability method in accordance with ASC 740, Income Taxes.  The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carry forwards.  Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse.  The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

(f)	Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources.  The actual results experience by the Company may diff material and adversely from the Company’s estimates.  To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

(g)	Financial Instruments

Pursuant to ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments, an entity is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value using a hierarchy based on the level of independent, objective evidence when measuring fair value using a hierarch based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization with the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  The hierarchy prioritized the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can  be derived principally from, or corroborated by, observable data.

 Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash, accounts payable, and amounts due to related parties.  The fair value of the Company’s cash equivalents, when applicable, is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets.  During the nine months period ended September 30, 2010, the Company estimates that the carrying values of all of its financial instruments approximate their fair values due to the nature or duration of these instruments.

The Company’s accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of ASC 505, Equity Based Payments to Non employees. The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.

(h)	Non Monetary Transactions

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

The Company’s accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of ASC 505, Equity Based Payments to Non Employees. The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.

(i)	Comprehensive Loss

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As at September 30, 2010, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

(j)	New Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-06, Improving Disclosures about Fair Value Measurements, which amends the ASC Topic 820, Fair Value Measurements and Disclosures.  ASU No. 2010-06 amends the ASC to require disclosure of transfers into and out of Level 1 and Level 2 fair value measurements, and also requires more detailed disclosure about the activity within Level 3 fair value measurements.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures concerning purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The adoption of this amendment is not expected to have a material effect of the Company’s financial statements.

SALAMON GROUP, INC.
(A Development Stage Company) (Unaudited)

NOTES TO FINANCIAL STATEMENTS

3	Related Party Transactions and Balances

(a)

Amounts owing to Space Globe are unsecured, non interest bearing and are due on demand. The sole shareholder and sole director of Space Globe is John Salamon who is the President and the sole Director of the Company. At September 30, 2010 and December 31, 2009, a total of $29,774 and $18,811, respectively, was due to Space Globe.

(b)

During the nine months ended September 30, 2010, the Company shared office space and travel arrangements with Space Globe. During each of the nine months ended September 30, 2010 and 2009, the Company incurred an aggregate of approximately $12,000 and $9,000 respectively of allocated office, rent and travel expense.

(c)	On September 29, 2010, the Company issued 708,868 shares of common stock to Space Globe at a price of $0.017 per share (the estimated fair value) for the conversion of $12,051 of advances.

(d)	On August 20, 2010, the Company issued 1,434,733 shares of common stock to Space Globe at a price of $0.015 per share (the estimated fair value) for the conversion of $21,521 of advances.

(e)	On March 15, 2010, the Company issued 1,200,000 shares of common stock to Space Globe at a price of $0.02 per share (the estimated fair value) for the conversion of $18,811 of advances.

4.	Common Stock

(a)	On March 15, 2010, the Company issued 1,200,000 shares of common stock to Space Globe at a price of $0.02 per share (the estimated fair value) for the conversion of $18,811 of advances.

(b)

In June, 2010, the Company, pursuant to an agreement, agreed to issue shares to a third party for services provided. According to the terms of the agreement, the Company will issue 300,000 shares of its common stock, which were valued at their estimated fair value of $0.01 per share.

(c)	On August 20, 2010, the Company issued 1,434,733 shares of common stock to Space Globe at a price of $0.015 per share (the estimated fair value) for the conversion of $21,521 of advances.

(d)	On September 29, 2010, the Company issued 708,868 shares of common stock to Space Globe at a price of $0.017 per share (the estimated fair value) for the conversion of $12,051 of advances.

SALAMON GROUP, INC.
(A Development Stage Company) (Unaudited)

NOTES TO FINANCIAL STATEMENTS

5.	Contingencies and Commitments

(a)	Litigation

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

(c)	Commitments

On June 20, 2008, the Company entered into a license agreement with 482229 B.C. Ltd. (“482229”), a private company based in Kelowna, British Columbia, whereby we granted 482229 the exclusive rights to manufacture, market, distribute and sell in Canada all electrical power generation products derived from our 2001 patent pending. The license is for an initial term of seven years. 482229 has agreed to pay us a one time licensing fee of CDN $15,000 on or before June 20, 2009 and additional fees equal to 3% of 482229’s gross revenues derived from the sale of products, payable quarterly. In April, 2010, the Company terminated the license agreement with 482229 B.C. Ltd. No amounts were earned by the Company under the agreement.

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

On September 20, 2010, the Company issued a Letter of Intent to purchase 100% of the issued and outstanding shares of Sheppard Holdings, LLC. The terms of the agreement were accepted by Sheppard Holdings, LLC on September 21, 2010. Sheppard Holdings is a private Nevada corporation seeking funding to develop Vertical axis Wind Turbine technology. The LOI allows Salamon Group to perform its due diligence before entering into a definitive agreement and determine the acquisition price and the terms. To date Salamon Group has not completed its due diligence.

6.	Subsequent Events

On September 20, 2010, the Company issued a Letter of Intent to purchase 100% of the issued and outstanding shares of Sheppard Holdings, LLC. The terms of the agreement were accepted by Sheppard Holdings, LLC on September 21, 2010. Sheppard Holdings is a private Nevada corporation seeking funding to develop Vertical axis Wind Turbine technology. The LOI allows Salamon Group to perform its due diligence before entering into a definitive agreement and determine the acquisition price and the terms. To date Salamon Group has not completed its due diligence.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of the financial condition, changes in financial condition and results of operations of Salamon Group, Inc. (hereinafter referred to as the “ Company ,” “ Salamon Group ,” “ we ,” “ our ” or “ us ”) for the nine months ended September 30, 2010 should be read in conjunction with Salamon Group’s unaudited financial statements and related notes for the nine months ended September 30, 2009.

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

     In addition to the foregoing issuances, from April 2001 through September 30, 2010, we received gross proceeds of $591,607 (including $103,000 in cash, conversion of $342,816 of amounts due to a related party, and services valued at $145,791) from the issuance of shares of common stock.

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

Plan of Operation

     Since our inception, we have been involved in organizational activities, have completed offerings of shares of common stock, have concluded the licensing and subsequent acquisition of an EPG from Space Globe, and have completed a working model of the power generator. For the period from inception (April 27, 2001) through September 30, 2010, we had no revenue from operations and our deficit accumulated during the development stage amounted to $1,125,634. We propose to compete in the alternative energy source technology market.

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

Results of Operations for the three and nine months ended September 30, 2010 compared to the same period in 2009.

The following discussion should be read in conjunction with the financial statements included in this report and is qualified in its entirety by the foregoing.

Liquidity and Capital Resources

As of September 30, 2010, we had cash and total current assets of $14, total current liabilities of $107,687 and a working capital deficit of $107,673.  From our inception on April 27, 2001 to September 30, 2010 we accumulated a deficit during the development stage of $1,125,634.  We are dependent on funds raised through equity or debt financing and investing activities to fund our operations.  We anticipate that we will incur substantial losses over the next year and our ability to generate any revenues in the next 12 months continues to be uncertain.

We used net cash of $63,375 in operating activities during the nine months ended September 30, 2010, compared to $77,629 during the same period in 2009. The increase in operating expenses for the period ended September 30, 2010 resulted primarily from an increase in professional fees.

We had no investing activities for the nine months ended September 30, 2010 and 2009.

We received net cash of $63,346 from financing activities for the nine months ended September 30, 2010, compared to $77,688 during the same period.  The cash received from financing activities during the period ended September 30, 2010 resulted from the proceeds of advances from related parties.  During the period ended September 30, 2010 our cash position decreased by $29.

Results of Operations

Revenues

From our inception on April 27, 2001 to September 30, 2010 we have not yet generated any revenues.  We do not expect to earn significant revenues in the near future.

Expenses

We incurred total operating expenses of $77,376 for the nine months ended September 30, 2010 compared to $163,005 for the same period in 2009, and $1,125,634 from our inception on April 27, 2001 to September 30, 2010.  The decrease in operating expenses for the period ended September 30, 2010 resulted from a decrease in our general and administrative costs, primarily due to a decrease in professional fees and equity-based compensation.

We incurred total operating expenses of $38,035 for the three months ended September 30, 2010 compared to $42,855 for the same period in 2009.  The decrease in operating expenses for the three month period ended September 30, 2010 resulted from a decrease in our general and administrative costs, primarily due to a decrease in professional fees.

Net Loss

From our inception on April 27, 2001 to September 30, 2010 we have an accumulated deficit during the development stage of $1,125,634.  For the nine months ended September 30, 2010 we incurred net losses of $77,376 compared to net losses of $163,005 for the same period in 2009, respectively.

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

For the nine months ended September 30, 2010, we have not incurred any research and development expenses.

Off-Balance Sheet Arrangements

     As of September 30, 2010, we had no significant off-balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Material Commitments for Capital Expenditures

     We had no significant contingencies or long-term commitments at September 30, 2010.

Critical Accounting Policies

There were no changes to the critical accounting policies as discussed in our 2009 Form 10-K filed on May 17, 2010.

ITEM 4T. CONTROLS AND PROCEDURES

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2010 (the “Evaluation Date”). Based upon the evaluation of our disclosure controls and procedures as of the Evaluation Date, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective because of the identification of material weaknesses in our internal control over financial reporting which are identified in our Management’s Report on Internal Control Over Financial Reporting included with our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which we view as an integral part of our disclosure controls and procedures.

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

Date: November 16, 2010

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

Date: November 18, 2010

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

(i)

the Quarterly Report on Form 10-Q of the Company, for the fiscal quarter ended September 30, 2010, and to which this certification is attached as Exhibit 32.1 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(ii)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By:	/s/ John E. Salamon
Name:	JOHN E. SALAMON
Title:	Chief Executive Officer and
Chief Financial Officer

Date:	November 18, 2010