Form 10-K
period 2010-12-31
SALAMON GROUP INC
filed 2011-04-15
CIK 1274211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

SALAMON GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	93-1324674
(State or other jurisdiction of	(I.R.S. Employer Identification
incorporation or organization)	no.)

1401 F Street B200	95354
Modesto, California	(Zip Code)
(Address of principal executive offices)

(209)-576-0140
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

Yes [  ]             No [X]

State issuer’s revenues for its most recent fiscal year. $0

As of December 31, 2010, the aggregate market value of the Registrant’s voting stock held by non-affiliates was approximately $2,194,881

Number of shares of the issuer’s common stock, $0.001 par value, outstanding as of December 31, 2010: 25,460,728 shares

SALAMON GROUP, INC.
FORM 10-K

Item 1. Description of Business.

(a) Business Development.

Salamon Group Inc. (the “Company”), incorporated in the state of Nevada on April 27, 2001, is a publicly traded independent "green" energy company with headquarters and operations in Modesto, California and an office in Kelowna, BC, Canada. The Company has recently enhanced its business model to include the acquisition and funding of solar power generating plants, with initial emphasis on the General Motors solar energy projects to be constructed by Sunlogics Inc., in addition to Sunlogics Inc. future solar rooftop and ground mount installations in Ontario, Canada and throughout the United States.

Since our inception, we have been involved in organizational activities, have completed offerings of shares of common stock, have concluded the licensing and subsequent acquisition of an Electric Power Generator (“EPG”) from Space Globe and have completed a working model of the power generator. As of December 31, 2010, the Company has terminated all activities relating to the EPG and power generator.

On September 20, 2010, Salamon Group Inc. issued a Letter of Intent (“LOI”) to purchase 100% of the issued and outstanding shares of Sheppard Holdings, LLC. The terms of the agreement were accepted by Sheppard Holdings, LLC on September 21, 2010. In early October 2010 we terminated the LOI.

On October 6, 2010, Salamon Group Inc. terminated their Investor Relations Agreement with LiveCall Investor Relations.

On December 30, 2010, we entered into a stock purchase agreement with Sunlogics Power Fund Management Inc. (“Sunlogics Power Fund”). Sunlogics Power Fund is focused on the acquisition of solar powered electricity generating facilities which have long term power purchasing agreements in place with local power utilities and commercial users. In the event that the Company completes its reverse take-over with Sunlogics Power Fund (the “RTO"), it proposes to compete in the solar powered electricity generation market moving forward. The consummation and closing of the RTO (“Closing”) is subject to the satisfaction or waiver of certain conditions, including: (i) the delivery of the Sunlogics Shares, (ii) the approval of the Sunlogics Power Fund financial statements by the Registrant’s auditors (iii) the completion of audited pro forma financial statements of the Registrant, and (iii) other customary conditions. For the period from inception (April 27, 2001) through December 31, 2010, we had no revenue from operations and our deficit accumulated has amounted to $1,169,621.

As reported in the Report of Independent Registered Public Accounting Firm on our December 31, 2010 financial statements, we have suffered recurring losses from operations, we have a working capital deficit and a deficit accumulated during the development stage. These items raise substantial doubt about our ability to continue as a going concern.

In the event that the Company completes the RTO, it plans to generate revenues through: i) the sale of solar powered electricity to local power utilities and end users through long term power purchase agreements; and ii) by funding solar power generating plants which the Company is currently identifying with potential customers in the United States and Canada. If the Company is successful in acquiring revenue producing renewable energy projects, we intend to finance our operations through a combination of debt and equity financing.

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

We intend to offer additional securities under Rule 506 and Regulation D to fund our short-term and medium-term expansion plans.

(b) Business of Registrant. General

Since our inception, we have been involved in organizational activities, have completed offerings of shares of common stock, have concluded the licensing and subsequent acquisition of an EPG from Space Globe and have completed a working model of the power generator. As of December 31, 2010, the Company has terminated all activities relating to the EPG and power generator. On December 30, 2010, we entered into a stock purchase agreement with Sunlogics Power Fund. Sunlogics Power Fund is focused on the acquisition of solar powered electricity generating facilities which have long term power purchasing agreements in place with local power utilities and commercial users. We have had no employees since our inception.

Management

Effective December 7, 2010, Mr. John Salamon resigned his position as President and CEO of our Company. Mr. Salamon was replaced by Michael Matvieshen who also remains in the positions of President, Chief Executive Officer and Director of the Corporation.

As of the date of this annual report, we have no other employees or customers.

Funding

We plan to raise funds by way of private placements or public offerings of share or debt instruments. The funds will be used to acquire solar powered electricity generating facilities which have long term power purchasing agreements in place with local power utilities and for general working capital in the event that the RTO is completed.

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

Item 1A. Risk Factors.

Not applicable.

Item 2. Description of Property.

The Company’s head office is located at 1401 F Street, Suite 200, Modesto, California, US with a branch office located at 215 Neave Road, Suite 5, Kelowna, BC, Canada.

Item 3. Legal Proceedings.

We know of no legal proceedings to which we are a party or to which any of our property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against us.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our stockholders during the fiscal year ended December 31, 2010.

PART II

Item 5. Market for Equity Securities and Other Shareholder Matters.

Market Information

On October 5, 2007, our shares began trading on FINRA’s Over-The-Counter Bulletin Board (the “OTC Bulletin Board”) under the symbol “SLMU.”. As of August 12, 2010, our shares ceased trading on the OTC Bulletin Board and have since traded on the OTCQB. The following table sets forth the high and low bid prices for our common stock as reported by the OTC Bulletin Board and OTCQB for 2009 and 2010 in which our shares traded.

Quarter	High (1)	Low (1)

2009 First Quarter	$0.04	$0.002
2009 Second Quarter	$0.15	$0.02
2009 Third Quarter	$0.08	$0.02
2009 Fourth Quarter	$0.0444	$0.015
2010 First Quarter	$0.07	$0.011
2010 Second Quarter	$0.0275	$0.0075
2010 Third Quarter	$0.048	$0.0075
2010 Fourth Quarter	$0.248	$0.01

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

Holders

As of December 31, 2010, we had 36 shareholders of record and 25,460,728 outstanding shares of common stock.

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

Recent Sales of Unregistered Securities

None.

Item 7. Management's Discussion and Analysis or Plan of Operation.

Since our inception, we have been involved in organizational activities, have completed offerings of shares of common stock, have concluded the licensing and subsequent acquisition of an EPG from Space Globe and have completed a working model of the power generator. As of December 31, 2010, the Company has terminated all activities relating to the EPG and power generator.

On December 30, 2010, we entered into a stock purchase agreement with Sunlogics Power Fund. Sunlogics Power Fund is focused on the acquisition of solar powered electricity generating facilities which have long term power purchasing agreements in place with local power utilities and commercial users. In the event that the Company completes its RTO with Sunlogics Power Fund, it proposes to compete in the solar powered market moving forward. The Closing is subject to the satisfaction or waiver of certain conditions, including: (i) the delivery of the Sunlogics Shares, (ii) the approval of the Sunlogics financial statements by the Registrant’s auditors (iii) the completion of audited pro forma financial statements of the Registrant, and (iii) other customary conditions. For the period from inception (April 27, 2001) through December 31, 2010, we had no revenue from operations and our deficit accumulated has amounted to $1,169,621.

As reported in the Report of Independent Registered Public Accounting Firm on our December 31, 2010 financial statements, we have suffered recurring losses from operations, we have a working capital deficit and a deficit accumulated during the development stage. These items raise substantial doubt about our ability to continue as a going concern.

In the event that the Company completes the RTO, it plans to generate revenues through: i) the sale of solar powered electricity to local power utilities and end users through long term power purchase agreements; and ii) by funding solar power generating plants which the Company is currently identifying with potential customers in the United States and Canada. If the Company is successful in acquiring revenue producing renewable energy projects, we intend to finance our operations through a combination of debt and equity financing.

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

Results of Operations

Summary of Year End Results
	Year Ended		Percentage
	December 31,	December 31,	Increase /
	2010	2009	(Decrease)
Revenue	$-	$-	n/a
Expenses	(121,363)	(195,107)	(37.7)%
Net Income (Loss)	$(121,363)	$(195,107)	(37.7)%

Revenues

We did not earn any revenues during the fiscal year ended December 31, 2010.

Expenses

The major components of our expenses for the year are outlined in the table below:

	Year Ended		Percentage
	December 31,	December 31,	Increase /
	2010	2009	(Decrease)
General and Administrative	$121,363	$195,107	(37.7)%

Total Expenses	$121,363	$195,107	(37.7)%

The decrease in general and administrative expenses during the year end December 31, 2010 is primarily a result of a decrease in audit fees and consulting fees. We did not incur any interest or research and development fees during the year ended December 31, 2010 or December 31, 2009.

Liquidity And Capital Resources

Working Capital
			Percentage
	At December 31,	At December 31,	Increase /
	2010	2009	(Decrease)
Current Assets	$0	$43	(100%	)
Current Liabilities	(136,660)	(85,723)	59.4%
Working Capital	$(136,660)	$(85,680)	(59.5)%

Cash Flows
	Year Ended
	December 31,	December 31,
	2010	2009
Net Cash Provided By (Used In) Operating Activities	$16,531	$(109,673)
Net Cash from Investing Activities	-	-
Net Cash (Used In) Provided By Financing Activities	(16,574)	109,714
Net Change in Cash During Period	$(43)	$41

Our working capital deficit increased during the year ended December 31, 2010, because our current liabilities, particularly our accounts payable, increased during the year ended December 31, 2010, compared to the year ended December 31, 2009. In addition, a total of $2,233 was due to a director of the Company at December 31, 2010, as an unsecured, non interest bearing note due on demand.

Financing Requirements

From inception to December 31, 2010, we have suffered cumulative losses in the amount of $1,169,621. Since our inception, we have funded operations through common stock issuances, related party loans, and the support of creditors in order to meet our strategic objectives. Our management believes that sufficient funding will be available to meet our business objectives, including anticipated cash needs for working capital, and are currently evaluating several financing options, including a public offering of securities. However, there can be no assurance that we will be able to obtain sufficient funds to continue our operations. As a result of the foregoing, our independent auditors believe there exists substantial doubt about our ability to continue as a going concern. There is no assurance that we will be able to obtain additional financing if and when required. We anticipate that additional financing may come in the form of sales of additional shares of our common stock which may result in dilution to our current shareholders.

Financial Condition, Capital Resources and Liquidity

As of December 31, 2010, we have a deficit accumulated during the development stage of $1,169,621. At December 31, 2010, we had assets totalling $0 and current liabilities of $136,660 attributable to amounts due to related parties and accounts payable.

We currently have a working capital deficit and there can be no assurance that our financial condition will improve.

Even though we believe, without assurance, that we will obtain sufficient capital with which to implement our business plan on a limited scale, we are not expected to continue in operation without an infusion of capital. In order to obtain additional equity financing, we may be required to dilute the interest of existing shareholders.

Our ability to continue as a going concern is dependent upon our ability to complete the RTO with Sunlogics Power Fund.

Net Operating Losses

As of December 31, 2010, we have accumulated a net loss of $1,169,621.

Research and Development

Not Applicable.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Material Commitments for Capital Expenditures

We had no contingencies or long-term commitments at December 31, 2010.

Critical Accounting Policies

There were no changes to the critical accounting policies as discussed in our 2009 Form 10-K.

Item 8. Financial Statements.

Exhibit 99.1, “Salamon Group Inc. Financial Statements” are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On November 12, 2010, Salamon Group, Inc. dismissed its independent registered public accounting firm, KMJ Corbin & Company LLP. At no time during our fiscal years ended 2008 and 2009, or during the subsequent interim period, preceding the dismissal of KMJ Corbin & Company LLP, were there any disagreements with KMJ Corbin & Company LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. Any such disagreements, if not resolved to the satisfaction of KMJ Corbin & Company LLP, would have caused KMJ Corbin & Company LLP to reference the subject matter of the disagreements in its reports on our financial statements. Effective November 12, 2010 the Company engaged Manning Elliott LLP to serve as the Company's new independent registered public accounting firm.

Item 9A(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010 (the “Evaluation Date”).

Based upon the evaluation of our disclosure controls and procedures as of the Evaluation Date, the Chief Executive Officer concluded that our disclosure controls and procedures are ineffective.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its evaluation, our management concluded that there are material weaknesses in our internal control over financial reporting and Management has concluded that the Company’s internal controls over financial reporting are ineffective as of December 31, 2010. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness relates to the lack of segregation of duties in financial reporting, as our financial reporting and all accounting functions are performed by an external consultant with no oversight by a professional with accounting expertise. Our Chief Executive Officer does not possess accounting expertise and we do not have a separately designated audit committee. These weaknesses are due to our lack of excess working capital to hire additional staff. To remedy these material weaknesses, we intend to engage another qualified accountant to assist with financial reporting as soon as our finances will allow.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

Our management does not expect that our Disclosure Controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company.

Directors and Executive Officers

Set forth below are the names, ages, terms of office and positions of our executive officers and directors.

Name	Age	Term of Office	Position
John A. Salamon	64	Directorship subject to annual election by shareholders (1)	Director

Michael Matvieshen	48	Directorship subject to annual election by shareholders	Director and CEO

(1)On December 7 2010, John Salamon resigned as director of the Company subject to the filing and mailing of a Schedule 14f information statement.

All directors hold office until the next annual meeting of our shareholders and until their successors have been elected and qualify. Officers serve at the pleasure of the Board of Directors. The directors will devote such time and effort to our business and affairs as may be necessary to perform their responsibilities.

Aside from the directors stated above, there are no other persons whose activities will be material to our operations at this time. However as finances allow, we will engage management and other personnel as required in such areas as finance, administration, sales and marketing, research and development, and overall management.

Significant Employees

We have no employees.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of December 31, 2010, regarding the ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five per cent of our outstanding shares of common stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of common stock beneficially owned.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common	Sunlogics Inc. IN TRUST, 215 Neave Road, Suite 5, Kelowna, BC, Canada	1,325,627(1)	5.20%
Common	Space Globe Technologies Ltd., 1028 Alberni Street, Suite 413, Vancouver, BC, Canada V6E 1A3	11,224,033(2)	44.08%

(1) Sunlogics Inc. is a Canadian corporation

(2) Space Globe Technologies Ltd. is a Canadian corporation wholly owned by Mr. John Salamon.

Item 13. Certain Relationships and Related Transactions.

At December 31, 2010, a total of $2,233 was due to a director of the Company. The amount owing is unsecured, non interest bearing and is due on demand.

Item 14. Principal Accountant Fees and Services.

(1) Audit Fees.

The aggregate fees billed for professional services rendered by our principal accountants for the audit of the Registrant's annual financial statements and review of the financial statements included in the Registrant's Forms 10-K and 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2010 and 2009 were approximately $43,520 and $34,800 respectively each year.

(2) Audit Related Fees.

There were no audit related fees for professional services rendered for fiscal years 2010 and 2009.

(3) Tax Fees.

Tax fees for fiscal years 2010 and 2009 were $1,200 each year.

(4) All Other Fees.

Not applicable.

(5) Audit Committee Policies and Procedures.

The Registrant does not have an audit committee. The Board of Directors of the Registrant approved all of the services rendered to the Registrant by our principal accountants for fiscal years 2010 and 2009.

Item 15. Exhibits.

Exhibit	Description
No.

2.1	Articles of Incorporation	(1)

2.2	Bylaws	(1)

2.3	Initial List of Officers, Directors and Registered Agent	(1)

2.3	Initial List of Officers, Directors and Registered Agent	(1)

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act	(2)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act	(2)

99.1	Salamon Group Financial Statements for the fiscal years ended December 31, 2010 and 2009 together with Report of Independent Registered Public Accounting Firm.	(2)

(1)	Incorporated by reference to the exhibits of the Registration Statement on Form 10-KSB filed with the Securities and Exchange Commission on August 6, 2004.

(2)	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SALAMON GROUP, INC.
Dated:	By: ________________________________

Salamon Group, Inc.
(A Development Stage Company)
December 31, 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Salamon Group, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheet of Salamon Group, Inc. (A Development Stage Company) as of December 31, 2010 and the related statements of operations, cash flows and stockholders’ deficit for the year then ended. In addition, we have audited the statements of operations, cash flows and stockholders' deficit for the period from April 27, 2001 (Inception) to December 31, 2005, which have been included in the Company's cumulative balances. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements as of December 31, 2009, and for the year then ended, were audited by another firm of independent accountants, which expressed an audit opinion without reservation on those financial statements in its report dated May 17, 2010. Our opinion, insofar as it relates to the amounts included for the cumulative period from January 1, 2006 to December 31, 2009, is based on the reports of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of internal control over financial reporting. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Salamon Group, Inc. (A Development Stage Company) as of December 31, 2010, and the results of its operations, cash flows and stockholders’ deficit for the year then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a working capital deficit and has accumulated losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Manning Elliot LLP

CHARTERED ACCOUNTANTS
Vancouver, Canada
April 5, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Salamon Group, Inc.

We have audited the accompanying balance sheet of Salamon Group, Inc. (a development stage company) (the “Company”) as of December 31, 2009, and the related statements of operations, stockholders’ deficit and cash flows for the year then ended and the years ended December 31, 2008, 2007 and 2006, which have been included in the Company’s cumulative balances. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Salamon Group, Inc. as of December 31, 2009, and the results of its operations and its cash flows for each of the years ended December 31, 2009, 2008, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As more fully described in Note 1, the Company has no revenues and has suffered recurring losses from operations since inception, has a working capital deficit and has a deficit accumulated during the development stage at December 31, 2009. These items, among other matters, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.

/s/ KMJ Corbin & Company LLP

Costa Mesa, California
May 17, 2010

Salamon Group, Inc.
(A Development Stage Company)
Balance Sheets

	December 31,	December 31,
	2010	2009
	$	$
ASSETS
Current assets:
Cash	-	43
Total assets	-	43

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Bank overdraft	4	-
Accounts payable	134,423	66,912
Due to related parties (Note 3)	2,233	18,811
Total liabilities	136,660	85,723
Contingencies and Commitments (Notes 1 and 5)
Subsequent Event (Note 7)
Stockholders’ deficit:
Preferred stock, no par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized, 26,960,728 and 21,817,127 shares issued and outstanding, respectively	25,461	21,817
Common stock to be issued	15,000	-
Additional paid-in capital	992,500	940,761
Accumulated deficit	(1,169,621)	(1,048,258)
Total stockholders’ deficit	(136,660)	(85,680)
Total liabilities and stockholders’ deficit	-	43

See accompanying notes to the financial statements

Salamon Group, Inc.
(A Development Stage Company)
Statements of Operations

			For the Period
			from April 27,
	For the Year	For the Year	2001
	Ended	Ended	(Inception) to
	December 31,	December 31,	December 31,
	2010	2009	2010
	$	$	$

Expenses
General and administrative	121,363	195,107	818,788
Interest expense	-	-	35,833
Research and development	-	-	315,000

Total expenses	121,363	195,107	1,169,621

Net loss	(121,363)	(195,107)	(1,169,621)

Loss per share – basic and diluted	(0.01)	(0.01)

Weighted average shares outstanding	23,042,000	19,253,879

See accompanying notes to the financial statements

Salamon Group, Inc.
(A Development Stage Company)
Statements of Cash Flows

			For the Period
			from April 27,
	For the Year	For the Year	2001
	Ended	Ended	(Inception) to
	December 31,	December 31,	December 31,
	2010	2009	2010
	$	$	$

Cash flow from operating activities:
Net loss	(121,363)	(195,107)	(1,169,621)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible asset	-	-	55,000
Estimated fair value of common stock issued for patents	-	-	315,000
Beneficial conversion of amounts due to related party	-	-	35,833
Depreciation of property and equipment	-	-	4,515
Estimated fair value of common stock issued for services	-	82,000	145,791

Changes in operating assets and liabilities:
Prepaid expense	-	688	-
Accounts payable	137,894	2,746	198,237

Net cash provided by (used in) operating activities	16,531	(109,673)	(415,245)

Cash flows from investing activities:
Purchase of property and equipment	-	-	(4,515)
Purchase of license	-	-	(50,000)

Net cash used in investing activities	-	-	(54,515)

Cash flows from financing activities:
Bank overdraft	4	-	4
Advances from related parties	(16,578)	86,014	340,056
Proceeds from related party note payable	-	23,700	23,700
Issuance of common stock for cash	-	-	103,000

Net cash provided by (used in) financing activities	(16,574)	109,714	466,760

Net change in cash	(43)	41	0

Cash, beginning of period	43	2	-

Cash, end of period	0	43	0

Non-cash Financing Activities:
Common stock issued upon conversion of amounts due to related parties	52,383	59,812	376,388
Common stock to be issued or to be issued to settle accounts payable	18,000	-	18,000
Common stock issued upon conversion of related party note payable	-	23,700	23,700
Common stock issued for license	-	-	5,000
Common stock issued in conversion of accounts payable	-	-	10,059

See accompanying notes to the financial statements

Salamon Group, Inc.
(A Development Stage Company)
Statement of Stockholders’ Deficit

					Deficit
					Accumulated
			Common	Additional	During the	Total
	Common Stock		Stock to be	Paid-In	Development	Stockholders’
		Amount	Issued	Capital	Stage	Deficit
	Shares	$	$	$	$	$

Balance at April 27, 2001 (inception)	-	-	-	-	-	-
Shares issued for cash	1,850,324	1,850		34,682	-	36,532
Estimated fair value of shares issued for purchase of license	5,000,000	5,000	-	-	-	5,000
Estimated fair value of shares issued for services	702,450	703	-	-	-	703
Net loss	-	-	-	-	(34,337)	(34,337)

Balance at December 31, 2001	7,552,774	7,553	-	34,682	(34,337)	7,898
Shares issued for cash	481,046	481	-	43,527	-	44,008
Estimated fair value of shares issued for services	500,000	500	-	9,900	-	10,400
Net loss	-	-	-	-	(54,959)	(54,959)

Balance at December 31, 2002	8,533,820	8,534	-	88,109	(89,296)	7,347
Shares issued for cash	183,640	184	-	22,276	-	22,460
Estimated fair value of shares issued for services	143,960	144	-	392	-	536
Estimated fair value of shares issued for expenses	101,400	101	-	10,039	-	10,140
Net loss	-	-	-	-	(47,881)	(47,881)

Balance at December 31, 2003	8,962,820	8,963	-	120,816	(137,177)	(7,398)
Net loss	-	-	-	-	(32,966)	(32,966)

Balance at December 31, 2004	8,962,820	8,963	-	120,816	(170,143)	(40,364)
Net loss	-	-	-	-	(31,102)	(31,102)

Balance at December 31, 2005	8,962,820	8,963	-	120,816	(201,245)	(71,466)
Net loss	-	-	-	-	(27,814)	(27,814)

Balance at December 31, 2006	8,962,820	8,963	-	120,816	(229,059)	(99,280)
Estimated fair value of common stock issued upon conversion of amounts due to related party	2,310,000	2,310	-	200,857	-	203,167
Estimated fair value of common stock issued for patents	4,500,000	4,500	-	310,500	-	315,000
Estimated fair value of common stock issued for consulting services	350,000	350	-	24,650	-	25,000
Net loss	-	-	-	-	(483,468)	(483,468)

Balance at December 31, 2007	16,122,820	16,123	-	656,823	(712,527)	(39,581)
Estimated fair value of common stock issued upon conversion of amounts due to related parties	1,879,880	1,880	-	94,979	-	96,859
Estimated fair value of common stock issued for services rendered	400,000	400	-	14,600	-	15,000
Estimated fair value of common stock issued for accrued services	201,180	201	-	11,870	-	12,071
Shares surrendered by former director
	(1,000,000)	(1,000)	-	1,000	-	-
Net loss	-	-	-	-	(140,624)	(140,624)

Balance at December 31, 2008	17,603,880	17,604	-	779,272	(853,151)	(56,275)

See accompanying notes to the financial statements

Salamon Group, Inc.
(A Development Stage Company)
Statement of Stockholders’ Deficit

					Deficit
					Accumulated
			Common	Additional	During the	Total
	Common Stock		Stock to be	Paid-In	Development	Stockholders’
		Amount	Issued	Capital	Stage	Deficit
	Shares	$	$	$	$	$

Balance at December 31, 2008	17,603,880	17,604	-	779,272	(853,151)	(56,275)
Estimated fair value of common stock issued upon conversion of amounts due to related parties	2,713,247	2,713	-	80,989	-	83,702
Estimated fair value of common stock issued for services	1,500,000	1,500	-	80,500	-	82,000
Net loss	-	-	-	-	(195,107)	(195,107)

Balance at December 31, 2009	21,817,127	21,817	-	940,761	(1,048,258)	(85,680)
Estimated fair value of common stock issued upon conversion of amounts due to related parties	3,343,601	3,344	-	49,039	-	52,383
Estimated fair value of common stock issued to settle accounts payable	300,000	300	-	2,700	-	3,000
Estimated fair value of common stock to be issued to settle accounts payable	-	-	15,000	-	-	15,000
Net loss	-	-	-	-	(121,363)	(121,363)

Balance at December 31, 2010	25,460,728	25,461	15,000	992,500	(1,169,621)	(136,660)

See accompanying notes to the financial statements

Salamon Group Inc.
(A Development Stage Company)
Notes to Financial Statements

1.	Nature of Operations and Going Concern

Salamon Group, Inc. (the "Company") was incorporated in the state of Nevada on April 27, 2001 (“Inception”). The Company is a development stage company whose principal business plan is to seek earnings by acquiring revenue producing assets in the field of solar energy. The Company is a development stage company as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, Development Stage Entities.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern. At December 31, 2010, the Company has no revenues to date, has accumulated losses of $1,169,621 since inception and a working capital deficit of $136,660 and expects to incur further losses in the development of its business, all of which cast substantial doubt about the Company’s ability to continue as a going concern.

Management plans to continue to provide for the Company's capital needs during the year ending December 31, 2011 by issuing debt and equity securities and by the continued support of its related parties (see Note 3). The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. There is no assurance that funding will be available to continue the Company’s business operations.

2.	Summary of Significant Accounting Policies

(a)	Basis of presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States and are expressed in United States dollars. The Company’s fiscal year end is December 31.

(b)	Use of estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to deferred income tax asset valuation allowances, stock-based payments and financial instrument valuations. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experience by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

(c)	Foreign currency translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with ASC 830, Foreign Currency Translation Matters, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.

Salamon Group Inc.
(A Development Stage Company)
Notes to Financial Statements

Summary of Significant Accounting Policies (continued)

(d)	Basic and diluted net loss per share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share, which requires presentation of both basic and diluted loss per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, convertible preferred stock, and convertible debt, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all potentially dilutive common shares if their effect is antidilutive. At December 31, 2010 and 2009, there were no potentially dilutive instruments outstanding.

(e)	Income taxes

The Company accounts for income tax using the asset and liability method in accordance with ASC 740, Income Taxes. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

(f)	Financial instruments

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

Salamon Group Inc.
(A Development Stage Company)
Notes to Financial Statements

(g)	Financial instruments (continued)

The Company’s financial instruments consist principally of cash, accounts payable, and amounts due to related parties. The fair value of the Company’s cash equivalents, when applicable, is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. During the year ended December 31, 2010, the Company estimates that the carrying values of all of its financial instruments approximate their fair values due to the nature or duration of these instruments.

Liabilities measured at fair value on a recurring basis were presented on the Company’s balance sheet as of December 31, 2010 as follows:

Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	For Identical	Observable	Unobservable	Balance as of
	Instruments	Inputs	Inputs	December
	(Level 1)	(Level 2)	(Level 3)	31, 2010
	$	$	$	$
Liabilities:
Bank overdraft	4	–	–	4

As of December 31, 2010, there were no assets measured at fair value on a recurring basis presented on the Company’s balance sheet.

(h)	Stock-based compensation

In accordance with ASC 718, Compensation – Stock Based Compensation and ASC 505-50, Equity Based Payments to Non-Employees, the Company accounts for share-based payments using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

(i)	Comprehensive loss

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2010, the Company has no items that represent other comprehensive loss and, therefore, has not included a schedule of other comprehensive loss in the financial statements.

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

Salamon Group Inc.
(A Development Stage Company)
Notes to Financial Statements

3.	Related Party Transactions and Balances

(a)	Amounts owing to Space Globe Technology Ltd., a company controlled by a former director (resigned on December 7, 2010) (“Space Globe”), are unsecured, non-interest bearing and due on demand. At December 31, 2010, a total of $12,434 was due to the former related party (2009 - $18,811). The amount outstanding at December 31, 2010 has been included in accounts payable.

(b)	During the eleven months ended November 30, 2010, the Company shared office space with and incurred travel costs to Space Globe. During the eleven months ended November 30, 2010, the Company incurred an aggregate of approximately $21,000 of allocated office, rent and travel expenses to this company (year ended December 31, 2009 - $12,000).

(c)	On September 29, 2010, the Company issued 708,868 shares of common stock to Space Globe, at a price of $0.017 per share (the estimated fair value) for the conversion of $12,051 of advances.

(d)	On August 20, 2010, the Company issued 1,434,733 shares of common stock to Space Globe at a price of $0.015 per share (the estimated fair value) for the conversion of $21,521 of advances.

(e)	On March 15, 2010, the Company issued 1,200,000 shares of common stock to Space Globe at a price of $0.02 per share (the estimated fair value) for the conversion of $18,811 of advances.

(f)	At December 31, 2010, a total of $2,233 was due to a director of the Company. The amount is unsecured, non- interest bearing and due on demand.

(g)	During the year ended December 31, 2009, the Company received proceeds of $23,700 for issuing a note payable to a former director. On July 30, 2009, the Company issued 348,750 shares of common stock at a per share price of $0.04 to convert $13,950 of the note payable. On December 1, 2009 the Company issued 500,000 shares of common stock at a per share price of $0.02 to convert $9,750 and additionally recorded $250 of interest expense.

(h)	During the year ended December 31, 2009, the Company issued shares of common stock to Space Globe for the conversion of related party advances. On January 15, 2009 the Company issued 200,000 shares of common stock at $0.03 per share for the conversion of $6,000 of advances. On July 30, 2009, the Company issued 150,000 shares of common stock at $0.04 per share for the conversion of $6,000 of advances. On August 31, 2009, the Company issued 537,675 shares of common stock at $0.04 per share for the conversion of $21,267 of advances. On October 23, 2009, the Company issued 682,822 shares of common stock at $0.03 per share for the conversion of $20,485 of advances. On December 22, 2009, the Company issued 300,000 shares of common stock at $0.02 per share for the conversion of $6,000 of advances.

4.	Common Stock

(a)	On March 15, 2010, the Company issued 1,200,000 shares of common stock to Space Globe at a price of $0.02 per share (the estimated fair value) for the conversion of $18,811 of advances.

(b)	In June 2010, the Company, pursuant to an agreement, agreed to issue shares to a third party to settle accounts payable related to services provided. The Company issued 300,000 shares of its common stock, which were valued at their estimated fair value of $0.01 per share.

(c)	On August 20, 2010, the Company issued 1,434,733 shares of common stock to Space Globe at a price of $0.015 per share (the estimated fair value) for the conversion of $21,521 of advances.

(d)	On September 29, 2010, the Company issued 708,868 shares of common stock to Space Globe at a price of $0.017 per share (the estimated fair value) for the conversion of $12,051 of advances.

Salamon Group Inc.
(A Development Stage Company)
Notes to Financial Statements

(e)	On November 30, 2010, the Company, pursuant to an agreement, agreed to issue shares to a third party to settle accounts payable related to services provided. According to the terms of the agreement, the Company will issue 1,500,000 shares of its common stock. The shares issuable were valued at $15,000 based their market price on the date of the agreement. These shares were issued on January 24, 2011 (see Note 7).

(f)	During the year ended December 31, 2009, the Company received proceeds of $23,700 for issuing a note payable to a former director. On July 30, 2009, the Company issued 348,750 shares of common stock at a per share price of $0.04 to convert $13,950 of the note payable. On December 1, 2009 the Company issued 500,000 shares of common stock at a per share price of $0.02 to convert $9,750 and additionally recorded $250 of interest expense.

(g)	During the year ended December 31, 2009, the Company issued shares of common stock to Space Globe for the conversion of related party advances. On January 15, 2009, the Company issued 200,000 shares of common stock at $0.03 per share for the conversion of $6,000 of advances. On July 30, 2009, the Company issued 150,000 shares of common stock at $0.04 per share for the conversion of $6,000 of advances. On August 31, 2009, the Company issued 537,675 shares of common stock at $0.04 per share for the conversion of $21,267 of advances. On October 23, 2009, the Company issued 682,822 shares of common stock at $0.03 per share for the conversion of $20,485 of advances. On December 22, 2009, the Company issued 300,000 shares of common stock at $0.02 per share for the conversion of $6,000 of advances.

(h)	In April 2009, the Company issued 700,000 forfeitable shares of common stock to a consulting firm. In accordance with the applicable consulting agreement, the shares are to be earned ratably over the term of the agreement from April 15, 2009 through July 15, 2009. During the year ended December 31, 2009, the Company recorded $49,000 of expense and recorded 700,000 common shares as issued and outstanding.

(i)	On December 31, 2008, a former director of the Company surrendered 1,000,000 shares of his common stock for no consideration. Accordingly, the Company has not reflected such shares as issued or outstanding at December 31, 2008 as such shares have been cancelled by the Company.

(j)	On November 15, 2008, the Company issued 869,050 shares of common stock to Space Globe at a price of $0.02 per share (the estimated fair value) to settle indebtedness of $17,821 owed to Space Globe for loan advances.

(k)	On October 27, 2008, the Company issued 201,180 shares of the Company’s common stock as payment for services rendered. The Company had accrued $10,059 for such services. However, based on the estimated fair value of the Company’s common stock on the date of conversion, the Company has recorded an additional $2,012 of expense.

(l)	In September, 2008, the Company issued 1,200,000 forfeitable shares of common stock to a consultant. In accordance with the applicable consulting agreement, the shares were to be earned ratably over the one-year term of the agreement through August, 2009. During the year ended December 31, 2008, the Company recorded $15,000 of expense and recorded 400,000 common shares as issued and outstanding. During the year ended December 31, 2009, the Company recorded $33,000 of expense and recorded 800,000 common shares as issued and outstanding.

(m)	On August 19, 2008, the Company issued 476,129 shares of common stock to Space Globe at a price of $0.07 per share (the estimated fair value) to settle indebtedness of $33,329 owed to Space Globe for loan advances.

(n)	On August 19, 2008, the Company issued 203,543 shares of common stock to a director at a price of $0.07 per share (the estimated fair value) to settle indebtedness of $14,249 owed for working capital advances.

(o)	On April 16, 2008, the Company issued 331,158 shares of common stock to Space Globe at a price of $0.095 per share (the estimated fair value) to settle indebtedness of $31,460 owed to Space Globe for loan advances.

Salamon Group Inc.
(A Development Stage Company)
Notes to Financial Statements

(p)	In November 2007, the Company issued 518,340 shares of common stock to Space Globe for the conversion of advances in the amount of $77,751 or $0.15 per share, the estimated fair value.

(q)	A former director and his company Space Globe, contributed three patent applications to the Company in June 2007. In exchange for the patents, the Company issued 4,500,000 shares of common stock to Space Globe. The shares were valued at $0.07 per share, the estimated fair value of the stock on the measurement date. The total value of the shares of $315,000 was recorded as research and development expense in the accompanying statements of operations as there was no asset value on the books of Space Globe at the time of the contribution.

(r)	In June 2007, the Company issued 1,791,660 shares of common stock to Space Globe for the conversion of advances in the amount of $89,583, or $0.05 per share. Since the estimated fair value of the stock at the time of conversion was $0.07 per share, the Company recorded interest expense of $35,833 related to the beneficial conversion equal to the difference between the value of the shares issued and the advances converted in the accompanying statements of operations.

(s)	In June 2007, the Company, pursuant to an agreement, issued shares to a third party for services provided. According to the terms of the agreement, the Company issued 350,000 shares of its common stock, which were valued at their estimated fair value of $0.07 per share (based on the fair value of the services provided) for total of $25,000. As of December 31, 2007, all services related to the agreement have been provided and the value of the shares was recorded in general and administrative expense in the accompanying statements of operations.

(t)	During the year ended December 31, 2003, 183,640 shares were issued for cash of $22,460 at an average price of $0.12 per share and 245,360 shares were issued for services and other expenses with a fair value of $10,676 at an average price of $0.04 per share.

(u)	During the year ended December 31, 2002, 481,046 shares were issued for cash of $44,008 at an average price of $0.09 per share and 500,000 shares were issued for services with a fair value of $10,400 at an average price of $0.02 per share.

(v)	During the period ended December 31, 2001, 1,850,324 shares were issued for cash of $36,532 at an average price of $0.02 per share and 702,450 shares were issued for services with a fair value of $703 at an average price of $0.001 per share.

(w)	On July 5, 2001, 5,000,000 shares with a stated par value of $0.001 per share were issued as part of the consideration to acquire a license

5.	Commitments and Contingencies

(a)	Stock Purchase Agreement

On December 30, 2010, the Company entered into a Stock Purchase Agreement between the president and a director of the Company and Sunlogics Power Fund Management Inc. (“Sunlogics Power Fund”), whereby the Company agreed to acquire all of the issued and outstanding shares of capital stock of Sunlogics Power Fund from the Company’s president and director in exchange for 40,000,000 shares of the Company’s common stock. The consummation of the transaction is subject to the satisfaction or waiver of certain conditions and there is no assurance that the transaction will ultimately be completed.

(b)	Indemnities

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

Salamon Group Inc.
(A Development Stage Company)
Notes to Financial Statements

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

(c)	During the year ended December 31, 2010, the Company terminated the license agreement entered into with 482229 B.C. Ltd. on June 20, 2008. No amounts were earned by the Company under the agreement.

6.	Income Taxes

The Company is subject to United States federal income taxes at an approximate rate of 35% (2009 – 34%). The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax recovery as reported is as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2010	2009
	$	$

Income tax recovery computed at the statutory rate	42,477	66,300
Change in tax rates	(27,924)	-
Change in estimates	262	9,700
Change in valuation allowance	(14,815)	(76,000)
Income tax recovery	–	–

Significant components of the Company’s deferred income tax assets as at December 31, 2010 and 2009, after applying enacted corporate income tax rates, are as follows:

	December 31,	December 31,
	2010	2009
	$	$
Deferred income tax assets
Cumulative net operating losses	286,815	272,000
Valuation allowance	(286,815)	(272,000)
Net deferred income tax assets	–	–

The Company has net operating loss carry-forwards of $819,470 which expire commencing in 2017.

7.	Subsequent Event

On January 24, 2011, the Company issued 1,500,000 shares of common stock (see Note 4(e)).