Form 10-Q
period 2011-03-31
SALAMON GROUP INC
filed 2011-05-12
CIK 1274211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

SALAMON GROUP INC.
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

$0

As of May 2, 2011, the aggregate market value of the Registrant’s voting stock held by non-affiliates was approximately $1,312,000

Number of shares of the issuer’s common stock, $0.001 par value, outstanding as of May 2, 2011: 26,960,728 shares

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

Salamon Group Inc.
(A Development Stage Company)
Balance Sheets
(Expressed in US dollars)
	(unaudited)
	March 31,	December 31,
	2011	2010
	$	$
ASSETS
Current assets:
Cash	-	-
Total assets	-	-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Bank overdraft	-	4
Accounts payable	143,827	134,423
Accrued liabilities	5,000	-
Advances from directors (Note 3)	52,472	2,233
Total liabilities	201,299	136,660

Contingencies and Commitments (Notes 1 and 5)

Stockholders’ deficit:
Preferred stock, no par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized, 26,960,728 shares issued and outstanding (December 31, 2010 – 25,460,728)	26,961	25,461
Common stock to be issued	-	15,000
Additional paid-in capital	1,006,000	992,500
Donated capital (Note 3)	1,333	-
Accumulated deficit	(1,235,593)	(1,169,621)
Total stockholders’ deficit	(201,299)	(136,660)
Total liabilities and stockholders’ deficit	-	-

See accompanying notes to the financial statements

Salamon Group Inc.
(A Development Stage Company)
Statements of Operations
(Expressed in US dollars)
(Unaudited)

			For the Period
			from April 27,
	For the Three	For the Three	2001
	Months Ended	Months Ended	(Inception) to
	March 31,	March 31,	March 31,
	2011	2010	2011
	$	$	$

Expenses
Donated rent (Note 3)	1,333	-	1,333
General and administrative (Note 3)	64,639	4,792	883,427
Interest expense	-	-	35,833
Research and development	-	-	315,000

Total expenses	65,972	4,792	1,235,593

Net loss	(65,972)	(4,792)	(1,235,593)

Loss per share – basic and diluted	(0.00)	(0.00)

Weighted average shares outstanding	26,710,728	21,923,794

See accompanying notes to the financial statements

Salamon Group Inc.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)

			For the Period
			from April 27,
	For the Three	For the Three	2001
	Months Ended	Months Ended	(Inception) to
	March 31,	March 31,	March 31,
	2011	2010	2011
	$	$	$

Cash flow from operating activities:

Net loss	(65,972)	(4,792)	(1,235,593)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible asset	-	-	55,000
Estimated fair value of common stock issued for patents	-	-	315,000
Beneficial conversion of amounts due to related party	-	-	35,833
Depreciation of property and equipment	-	-	4,515
Estimated fair value of common stock issued for services	-	-	145,791
Donated rent	1,333	-	1,333

Changes in operating assets and liabilities:
Accounts payable	9,404	(7,198)	210,641
Accrued liabilities	5,000	-	5,000

Net cash provided by (used in) operating activities	(50,235)	(11,990)	(462,480)

Cash flows from investing activities:
Purchase of property and equipment	-	-	(4,515)
Purchase of license	-	-	(50,000)

Net cash used in investing activities	-	-	(54,515)

Cash flows from financing activities:
Bank overdraft	(4)	-	-
Advances from directors	50,239	11,972	390,295
Proceeds from related party note payable	-	-	23,700
Issuance of common stock for cash	-	-	103,000

Net cash provided by (used in) financing activities	50,235	11,972	516,995

Net change in cash	-	(18)	-

Cash, beginning of period	-	43	-

Cash, end of period	-	25	-

Non-cash Financing Activities:
Common stock issued upon conversion of amounts due to related parties	-	18,811	376,388
Common stock to be issued or to be issued to settle accounts payable	-	-	18,000
Common stock issued upon conversion of related party note payable	-	-	23,700
Common stock issued for license	-	-	5,000
Common stock issued in conversion of accounts payable	-	-	10,059

See accompanying notes to the financial statements

Salamon Group Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in US dollars)
(Unaudited)

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

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern. At March 31, 2011, the Company has no revenues to date, has accumulated losses of $1,235,593 since inception and a working capital deficit of $201,299 and expects to incur further losses in the development of its business, all of which cast substantial doubt about the Company’s ability to continue as a going concern.

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

	(b)	Interim consolidated financial statements

The interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these interim unaudited financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2010, included in the Company’s Annual Report on Form 10-K filed on April 15, 2011 with the SEC.

The interim financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position March 31, 2011, and the consolidated results of its operations and consolidated cash flows for the three months ended March 31, 2011 and March 31, 2010. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for future quarters or the full year ending December 31, 2011.

Salamon Group Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in US dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	(c)	Use of estimates

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

	(d)	Foreign currency translation

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

	(e)	Basic and diluted net loss per share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share, which requires presentation of both basic and diluted loss per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, convertible preferred stock, and convertible debt, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all potentially dilutive common shares if their effect is antidilutive. At March 31, 2011 and December 31, 2010, there were no potentially dilutive instruments outstanding.

	(f)	Income taxes

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

Salamon Group Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in US dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	(g)	Financial instruments

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

The Company’s financial instruments consist principally of accounts payable, and advances from directors. The fair value of the Company’s cash equivalents, when applicable, is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. At March 31, 2011, the Company estimates that the carrying values of all of its financial instruments approximate their fair values due to the nature or duration of these instruments.

As of March 31, 2011, there were no assets or liabilities measured at fair value on a recurring basis presented on the Company’s balance sheet.

Liabilities measured at fair value on a recurring basis were presented on the Company’s balance sheet as of December 31, 2010 as follows:

Fair Value Measurements Using
Quoted
Prices in
	Active	Significant
	Markets For	Other	Significant	Balance
	Identical	Observable	Unobservable	as of
	Instruments	Inputs	Inputs	December
	(Level 1)	(Level 2)	(Level 3)	31, 2010
	$	$	$	$
Liabilities:
Bank overdraft	4	–	–	4

Salamon Group Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in US dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	(h)	Stock-based compensation

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

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2011, the Company has no items that represent other comprehensive loss and, therefore, has not included a schedule of other comprehensive loss in the financial statements.

	(j)	New accounting policies adopted

In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-06, Improving Disclosures about Fair Value Measurements, which amends the ASC Topic 820, Fair Value Measurements and Disclosures. ASU No. 2010-06 amends the ASC to require disclosure of transfers into and out of Level 1 and Level 2 fair value measurements, and also requires more detailed disclosure about the activity within Level 3 fair value measurements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures concerning purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this amendment did not have a material effect of the Company’s financial statements.

	(k)	Recent accounting pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or result of operations.

Salamon Group Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in US dollars)
(Unaudited)

3.	Related Party Transactions and Balances

	(a)	At March 31, 2011, a total of $29,472 (2010 - $2,233) was due to a director of the Company. The amount is unsecured, non-interest bearing and due on demand.

	(b)	At March 31, 2011, a total of $23,000 (2010 - $Nil) was due to a director of the Company. The amount is unsecured, non-interest bearing and due on demand.

	(c)	During the three months ended March 31, 2011, the Company recognized $1,333 (2010 - $Nil) for donated rent at $444 per month provided by the President of the Company.

	(d)	During the three months ended March 31, 2011, the Company recognized $30,000 (2010 - $Nil) for management services at $10,000 per month provided by the President of the Company.

(d)

During the three months ended March 31, 2010, the Company shared office space with and incurred travel costs to Space Globe a company controlled by a former director (resigned on December 7, 2010) (“Space Globe”). During the three months ended March 31, 2010, the Company incurred an aggregate of approximately $3,000 of allocated office, rent and travel expenses to this company.

4.	Common Stock

On January 24, 2011, the Company, pursuant to an agreement dated November 15, 2010, issued 1,500,000 shares of its common stock to a third party to settle accounts payable related to services provided. The shares were recorded in common shares to be issued as at December 31, 2010.

5.	Commitments and Contingencies

	(a)	Stock Purchase Agreement

On December 30, 2010, the Company entered into a Stock Purchase Agreement between the president and a director of the Company and Sunlogics Power Fund Management Inc. (“Sunlogics Power Fund”), whereby the Company agreed to acquire all of the issued and outstanding shares of capital stock of Sunlogics Power Fund from the Company’s president and director in exchange for 40,000,000 shares of the Company’s common stock. All conditions in the SPA have been satisfied and the Closing of the transaction will complete with the filing of an 8K with the SEC.

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

Item 2.     Management's Discussion and Analysis or Plan of Operation.

Since our inception, we have been involved in organizational activities, have completed offerings of shares of common stock, have concluded the licensing and subsequent acquisition of an EPG from Space Globe and have completed a working model of the power generator. As of December 31, 2010, the Company has terminated all activities relating to the EPG and power generator.

On December 30, 2010, we entered into a Stock Purchase Agreement (“SPA”) with Sunlogics Power Fund. Sunlogics Power Fund is focused on the acquisition of solar powered electricity generating facilities which have long term power purchasing agreements in place with local power utilities and commercial users. In the event that the Company completes its RTO with Sunlogics Power Fund, it proposes to compete in the solar powered market moving forward. All conditions in the SPA have been satisfied and the Closing of the transaction will complete with the filing of an 8K with the SEC. For the period from inception (April 27, 2001) through March 31, 2011, we had no revenue from operations and our deficit accumulated has amounted to $1,235,593.

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

Results of Operations

Summary of Period End Results
	Three Months Ended
	March 31,	March
	2011	31, 2010
Revenue	$-	$-
Expenses	(65,972)	(4,792)
Net Income (Loss)	$(65,972)	$(4,792)

Revenues

We did not earn any revenues during the three months ended March 31, 2011.

Expenses

The major components of our expenses for the year are outlined in the table below:

	3 Months Ended
	March 31,	March
	2011	31, 2010
General and Administrative	$64,639	$4,792
Donated Rent	1,333	-

Total Expenses	$65,972	$4,792

Liquidity and Capital Resources

Working Capital

	At March	At December
	31, 2011	31, 2010
Current Assets	$0	$0
Current Liabilities	(201,299)	(136,660)
Working Capital	$(201,299)	$(136,660)

Cash Flows

	3 Months Ended
	March 31,	March 31,
	2011	2010
Net Cash Provided By (Used In) Operating Activities	$(50,235)	$(11,990)
Net Cash from Investing Activities	-	-
Net Cash (Used In) Provided By Financing Activities	50,235	11,972
Net Change in Cash During Period	$0	$(18)

Financing Requirements

From inception to March 31, 2011, we have suffered cumulative losses in the amount of $1,235,593. Since our inception, we have funded operations through common stock issuances, related party loans, and the support of creditors in order to meet our strategic objectives. Our management believes that sufficient funding will be available to meet our business objectives, including anticipated cash needs for working capital, and are currently evaluating several financing options, including a public offering of securities. However, there can be no assurance that we will be able to obtain sufficient funds to continue our operations. As a result of the foregoing, our independent auditors believe there exists substantial doubt about our ability to continue as a going concern. There is no assurance that we will be able to obtain additional financing if and when required. We anticipate that additional financing may come in the form of sales of additional shares of our common stock which may result in dilution to our current shareholders.

Financial Condition, Capital Resources and Liquidity

As of March 31, 2011, we have a deficit accumulated during the development stage of $1,235,593. At March 31, 2011, we had assets totalling $0 and current liabilities of $201,299 attributable to amounts due to related parties and accounts payable.

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

Our ability to continue as a going concern is dependent upon our ability to complete the RTO with Sunlogics Power Fund Management Inc.

Net Operating Losses

As of March 31, 2011, we have accumulated a net loss of $1,235,593. Research and Development Not Applicable.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Material Commitments for Capital Expenditures

We had no contingencies or long-term commitments at March 31, 2011.

Critical Accounting Policies

There were no changes to the critical accounting policies as discussed in our 2010 Form 10-K.

Item 4(T).     Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2011 (the “Evaluation Date”). Based upon the evaluation of our disclosure controls and procedures as of the Evaluation Date, the Chief Executive Officer concluded that our disclosure controls and procedures are ineffective.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its evaluation, our management concluded that there are material weaknesses in our internal control over financial reporting and Management has concluded that the Company’s internal controls over financial reporting are ineffective as of March 31, 2011. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of our fiscal year ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.     Unregistered Sales of Equity securities and Use of Proceeds

None

Item 3.     Defaults Upon Senior securities

None

Item 4.     Submission of Matters to a Vote of Security Holders.

None

Item 5.     Other Information

None

Item 6.     Exhibits.

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

SALAMON GROUP, INC.

Dated: May 12, 2011	By: