Form 10-Q
period 2011-06-30
SALAMON GROUP INC
filed 2011-08-22
CIK 1274211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

(Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]       No [X]

State issuer’s revenues for its most recent fiscal year. $0

As of July 31, 2011, the aggregate market value of the Registrant’s voting stock held by non-affiliates was approximately $3,222,000

Number of shares of the issuer’s common stock, $0.001 par value, outstanding as of July 31, 2011: 46,960,728 shares

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Salamon Group Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in US dollars)

	June 30,	December 31,
	2011	2010
	(unaudited)
	$	$
ASSETS
Current assets:
Cash	1	-
Property and Equipment (Note 3)	124,354	-
Total assets	124,355	-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Bank overdraft	-	4
Accounts payable and accrued liabilities (Note 4)	433,767	134,423
Advances from directors (Note 4)	109,184	2,233
Deferred Revenues	48,958	-
Total liabilities	591,909	136,660
Contingencies and Commitments (Notes 1 and 7)
Stockholders’ deficit:
Preferred stock, no par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized, 46,960,728 shares issued and outstanding (December 31, 2010 – 25,460,728)	46,961	25,461
Common stock to be issued	43,290	15,000
Additional paid-in capital	2,571,976	992,500
Donated capital (Note 4)	2,666	-
Accumulated deficit	(3,132,447)	(1,169,621)
Total stockholders’ deficit	(467,554)	(136,660)
Total liabilities and stockholders’ deficit	124,355	-

See accompanying notes to the financial statements

Salamon Group Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in US dollars)
(Unaudited)

					For the Period
	For the Three	For the Three	For the Six	For the Six	from April 27,
	Months Ended	Months Ended	Months Ended	Months Ended	2001
	June 30,	June 30,	June 30,	June 30,	(Inception) to
	2011	2010	2011	2010	June 30, 2011
	$	$	$	$	$

Revenues	1,042	-	1,042	-	1,042

Expenses
General and administrative (Note 4)	147,763	34,189	212,402	39,341	1,030,148
Donated rent (Note 4)	1,333	-	2,666	-	2,666
Interest expense	-	-	-	-	35,833
Research and development	-	-	-	-	315,000

Total expenses	149,096	34,189	215,068	39,341	1,384,689
Loss Before Other Expenses	(148,054)	(34,189)	(214,026)	(39,341)	(1,383,647)
Other Expenses
Impairment of intangible asset (Note 8)	(1,748,800)	-	(1,748,800)	-	(1,748,800)

Net loss	(1,896,854)	(34,189)	(1,962,826)	(39,341)	(3,132,447)

Loss per share – basic and diluted	(0.05)	(0.00)	(0.06)	(0.00)

Weighted average share outstanding	37,730,000	23,017,127	32,176,000	22,477,127

See accompanying notes to the consolidated financial statements

Salamon Group Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)

	For the Six	For the Six	For the Period
	Months Ended	Months Ended	from April 27,
	June 30,	June 30,	2001(Inception)
	2011	2010	to June 30, 2011
	$	$	$

Cash flow from operating activities:

Net loss	(1,962,826)	(39,341)	(3,132,447)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible asset	-	-	55,000
Estimated fair value of common stock issued for patents	-	-	315,000
Beneficial conversion of amounts due to related party	-	-	35,833
Depreciation of property and equipment	2,646	-	7,161
Estimated fair value of common stock issued for services	43,290	2,850	189,081
Donated rent	2,666	-	2,666
Impairment on write-down of intangible asset	1,748,800	-	1,748,800
Changes in operating assets and liabilities:
Accounts payable	9,519	15,034	210,756
Deferred revenues	48,958	-	48,958

Net cash provided by (used in) operating activities	(106,947)	(21,457)	(519,192)

Cash flows from investing activities:
Cash received on acquisition of Sunlogics Power .	1	-	1
Purchase of property and equipment	-	-	(4,515)
Purchase of license	-	-	(50,000)

Net cash used in investing activities	1	-	(54,514)

Cash flows from financing activities:
Bank overdraft	(4)	-	-
Advances from directors	106,951	21,521	447,007
Proceeds from related party note payable	-	-	23,700
Issuance of common stock for cash	-	-	103,000

Net cash provided by (used in) financing activities	106,947	21,521	573,707

Net increase in cash	1	64	1

Cash, beginning of period	0	43	-

Cash, end of period	1	107	1

Non-cash Financing Activities:
Common stock issued upon conversion of amounts due to related parties	-	18,811	376,388
Common stock to be issued or to be issued to settle accounts payable	-	-	18,000
Common stock issued upon conversion of related party note payable	-	-	23,700
Common stock issued for license	-	-	5,000
Common stock issued in conversion of accounts payable	-	-	10,059
Common stock and warrants issued for acquisition of Sunlogics Power	1,585,976		1,585,976

See accompanying notes to the consolidated financial statements

Salamon Group Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US dollars)
(Unaudited)

1.	Nature of Operations and Going Concern

Salamon Group, Inc. (the “Company”) was incorporated in the state of Nevada on April 27, 2001 (“Inception”). The Company is a development stage company whose principal business plan is to seek earnings by acquiring revenue producing assets in the field of solar energy. The Company is a development stage company as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, Development Stage Entities.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern. At June 30, 2011, the Company has accumulated losses of $3,132,447 since inception and a working capital deficit of $591,908 and expects to incur further losses in the development of its business, all of which cast substantial doubt about the Company’s ability to continue as a going concern.

Management plans to continue to provide for the Company’s operational needs during the year ending December 31, 2011 by issuing debt and equity securities and by the continued support of its related parties (see Note 4). The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. There is no assurance that funding will be available to continue the Company’s business operations.

2.	Summary of Significant Accounting Policies

	(a)	Basis of presentation and Consolidation

The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States and are expressed in United States dollars. The Company’s fiscal year end is December 31. These consolidated financial statements include the accounts of its wholly-owned subsidiary. Sunlogics Power Fund Management Inc. (“Sunlogics Power”) from the date of its acquisition on May 12, 2011. All inter-company transactions and balances have been eliminated.

	(b)	Interim consolidated financial statements

The interim consolidated unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these interim unaudited consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2010, included in the Company’s Annual Report on Form 10-K filed on April 15, 2011 with the SEC.

The interim consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position June 30, 2011 and the consolidated results of its operations and consolidated cash flows for the six months ended June 30, 2011 and June 30, 2010. The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for future quarters or the full year ending December 31, 2011.

	(c)	Use of estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to deferred income tax asset valuation allowances, valuation of intangible assets, stock-based payments and financial instrument valuations. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experience by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Salamon Group Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	(d)	Foreign currency translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with ASC 830, Foreign Currency Translation Matters using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.

	(e)	Basic and diluted net loss per share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share, which requires presentation of both basic and diluted loss per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, convertible preferred stock, and convertible debt, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all potentially dilutive common shares if their effect is antidilutive. At June 30, 2011, there were 20,000,000 warrants outstanding and 1,250,000 shares issuable. As at December 31, 2010, there were no potentially dilutive instruments outstanding.

	(f)	Property and Equipment

The solar powered charging station is recorded at cost and is depreciated on a straight-line basis over its useful life of 20 years.

	(g)	Income taxes

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

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model- derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable data.

Salamon Group Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	(h)	Financial instruments (continued)

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash, accounts payable, and advances from directors. The fair value of the Company’s cash equivalents, when applicable, is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. At June 30, 2011, the Company estimates that the carrying values of all of its financial instruments approximate their fair values due to the nature or duration of these instruments.

As of June 30, 2011, there were no assets or liabilities measured at fair value on a recurring basis presented on the Company’s balance sheet other than cash with a fair value measurement of $1 using Level 1.

	(i)	Stock-based compensation

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

	(j)	Comprehensive loss

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2011, the Company has no items that represent other comprehensive loss and, therefore, has not included a schedule of other comprehensive loss in the financial statements.

	(k)	Revenue Recognition

The Company recognizes revenue of sales of goods and services only when a firm sales agreement is in place, delivery has occurred or services have been rendered and collectability of the fixed or determinable sales price is reasonably assured.

(l)	New accounting policies adopted

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

(m)	Recent accounting pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or result of operations.

Salamon Group Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in US dollars)
(Unaudited)

3.	Property and Equipment

During the six months ended June 30, 2011, the Company acquired a solar powered charging station (See Note 4f). Depreciation for the six months ended June 30, 2011 was $2,646 (2010 - $nil)

			June 30,	December 31,
			2011	2010
		Accumulated	Net Carrying	Net Carrying
	Cost	Depreciation	Value	Value
	$	$	$	$
Solar powered charging station	127,000	2,646	124,354	-

4.	Related Party Transactions and Balances

(a) At June 30, 2011, a total of $109,184 (2010 - $2,233) was due to directors of the Company. The amount is unsecured, non-interest bearing and due on demand.

(b) During the six months ended June 30, 2011, the Company recognized $2,666 (2010 - $Nil) for donated rent at $444 per month provided by the President of the Company.

(c)

During the six months ended June 30, 2011, the Company recognized $84,675 (2010 - $Nil) for management services provided by the President of the Company. As at June 30, 2011, $235,000 was included in accounts payable and is owed to the President of the Company.

(d)

During the six months ended June 30, 2010, the Company shared office space with and incurred travel costs to Space Globe a company controlled by a former director (resigned on December 7, 2010) (“Space Globe”). During the six months ended June 30, 2011, the Company incurred $nil (2010-$6,000) of allocated office, rent and travel expenses to this company.

(e)

On May 2, 2011, the Company’s subsidiary entered in a right of first offer agreement with Sunlogics Inc., a company controlled by common directors, whereby the Company’s subsidiary was granted the right of first offer to purchase any solar assets develop by Sunlogics Inc. at fair market value for a 3 year period. The Company’s subsidiary has the discretion to renew the term for an additional 3 year period.

(f)

In January 2011, the Company entered into a purchase agreement with Rooftop Energy LLC, a company controlled by common directors, to acquire a solar powered charging station for $175,000 less a state renewal energy credit of $48,000. As at June 30, 2011, $77,000 was included in accounts payable and is owed to Rooftop Energy LLC.

5.	Common Stock

On January 24, 2011, the Company, pursuant to an agreement dated November 15, 2010, issued 1,500,000 shares of its common stock to a third party to settle accounts payable related to services provided. The shares were recorded in common shares to be issued as at December 31, 2010.

On May 12, 2011, the Company issued 20,000,000 shares of its common stock to an officer and director of the Company in a share exchange for 100% of the issued and outstanding shares of Sunlogics Power Fund Management Inc. (See Note 8)

6.	Share Purchase Warrants

On May 12, 2011, the Company granted 20,000,000 share purchase warrants (Note 8). The share purchase warrants shall be exercisable at a price of $0.001 per share and expire on May 12, 2016. As at June 30, 2011, the share purchase warrants have not been issued.

Salamon Group Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in US dollars)
(Unaudited)

7.	Commitments and Contingencies

(a) Indemnities

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

8.	Acquisition of Sunlogics Power

On May 12, 2011, the Company entered into a stock purchase agreement with Sunlogics Power to acquire all of the issued and outstanding shares of Sunlogics Power in exchange for 20,000,000 shares of the Company’s common stock and 20,000,000 stock purchase warrants. The warrants shall be exercisable at a price of $0.001 per share and expiring May 12, 2016. The acquisition of Sunlogics Power has been accounted for as an asset acquisition. The operations of Sunlogics have been included in these consolidated financial statements from the date of acquisition.

The following is a summary of the purchase price allocation at the date of acquisition based upon the estimated fair value of the assets acquired and liabilities assumed:

Consideration Given:
20,000,000 common shares purchase warrants. and 20,000,000 share	$1,596,728

Net assets acquired at fair value
Cash	$1
Intangible assets	1,754,227
Accounts payable	(157,500)
Net assets at fair value	1,596,728

Subsequent to recording the asset acquisition, the intangible asset pertaining to the first right of refusal to acquire solar assets from Sunlogics Inc. was written down to $0, its estimated fair value.

Item 2.      Management's Discussion and Analysis or Plan of Operation.

On May 12, 2011, we completed the acquisition of Sunlogics Power Fund Management Inc. Sunlogics Power Fund is focused on the acquisition of solar powered electricity generating facilities which have long term power purchasing agreements in place with local power utilities and commercial users.

For the period from inception (April 27, 2001) through June 30, 2011, our deficit accumulated has amounted to $3,132,447.

As reported in the Report of Independent Registered Public Accounting Firm on our December 31, 2010 financial statements, we have suffered recurring losses from operations, we have a working capital deficit and a deficit accumulated during the development stage. These items raise substantial doubt about our ability to continue as a going concern.

The Company plans to generate revenues through: i) the sale of solar powered electricity to local power utilities and end users through long term power purchase agreements; and ii) by acquiring solar power generating plants which the Company is currently identifying with potential sellers in the United States and Canada. If the Company is successful in acquiring revenue producing renewable energy projects, we intend to finance our operations through a combination of debt and/or equity financing.

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

Results of Operations

Summary of Period End Results

	Six Months Ended
	June 30,	June
	2011	31, 2010
Revenue	$1,042	$-
Expenses	(215,068)	(39,341)
Impairment of intangible asset	(1,748,800)
Net Income (Loss)	$(1,962,826)	$(39,341)

Revenues

During the six months ended June 30, 2011, the Company earned $1,042 in revenues for usage of the Company’s solar powered charging station.

Expenses

The major components of our expenses for the year are outlined in the table below:

	6 Months Ended
	June 30,	June
	2011	30, 2010
General and Administrative	$212,402	$39,341
Donated Rent	2,666	-

Total Expenses	$215,068	$39,341

Liquidity and Capital Resources

Working Capital

	At June	At December
	30, 2011	31, 2010
Current Assets	$1	$0
Current Liabilities	(591,909)	(136,660)
Working Capital	$(591,908)	$(136,660)

Cash Flows

	6 Months Ended
	June 30,	June 30,
	2011	2010
Net Cash Provided By (Used In) Operating Activities	$(101,947)	$(21,457)
Net Cash from Investing Activities	1	-
Net Cash (Used In) Provided By Financing Activities	101,947	21,521
Net Change in Cash During Period	$1	$64

Financing Requirements

From inception to June 30, 2011, we have suffered cumulative losses in the amount of $3,132,447. Since our inception, we have funded operations through common stock issuances, related party loans, and the support of creditors in order to meet our strategic objectives. Our management believes that sufficient funding will be available to meet our business objectives, including anticipated cash needs for working capital, and are currently evaluating several financing options, including a public offering of securities. However, there can be no assurance that we will be able to obtain sufficient funds to continue our operations. As a result of the foregoing, our independent auditors believe there exists substantial doubt about our ability to continue as a going concern. There is no assurance that we will be able to obtain additional financing if and when required. We anticipate that additional financing may come in the form of sales of additional shares of our common stock which may result in dilution to our current shareholders.

Financial Condition, Capital Resources and Liquidity

As of June 30, 2011, we have a deficit accumulated during the development stage of $3,132,447. At June 30, 2011, we had assets totalling $1 and current liabilities of $591,909 attributable to amounts due to related parties, accounts payable and deferred revenue.

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

Our ability to continue as a going concern is dependent upon our ability to acquire revenue producing assets. Net Operating Losses As of June 30, 2011, we have accumulated a net loss of $3,132,477.

Research and Development

Not Applicable.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Material Commitments for Capital Expenditures

We had no contingencies or long-term commitments at June 30, 2011.

Critical Accounting Policies

There were no changes to the critical accounting policies as discussed in our 2010 Form 10-K.

Item 4(T).    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2011 (the “Evaluation Date”). Based upon the evaluation of our disclosure controls and procedures as of the Evaluation Date, the Chief Executive Officer concluded that our disclosure controls and procedures are ineffective.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its evaluation, our management concluded that there are material weaknesses in our internal control over financial reporting and Management has concluded that the Company’s internal controls over financial reporting are ineffective as of June 30, 2011. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of our fiscal year ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SALAMON GROUP, INC.

Dated: August 22 , 2011	By: /s/ Michael Matvieshen