Form 10-Q/A
period 2011-06-30
SALAMON GROUP INC
filed 2011-08-23
CIK 1274211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

The purpose of this Amendment to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2011 (the “10-Q”), is to furnish the Interactive Data File exhibits pursuant to Rule 405 of Regulation S-T and also to correct a rounding error in the Consolidated Statements of Operations. No other changes have been made to the 10-Q, and this Amendment has not been updated to reflect events occurring subsequent to the filing of the 10-Q.

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

See accompanying notes to the financial statements

Salamon Group Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in US dollars)
(Unaudited)

					For the Period
	For the Three	For the Three	For the Six	For the Six	from April 27,
	Months Ended	Months Ended	Months Ended	Months Ended	2001
	June 30,	June 30,	June 30,	June 30,	(Inception) to
	2011	2010	2011	2010	June 30, 2011
	$	$	$	$	$

Revenues	1,042	-	1,042	-	1,042

Expenses
General and administrative (Note 4)	147,763	34,189	212,402	39,341	1,031,190
Donated rent (Note 4)	1,333	-	2,666	-	2,666
Interest expense	-	-	-	-	35,833
Research and development	-	-	-	-	315,000

Total expenses	149,096	34,189	215,068	39,341	1,384,689
Loss Before Other Expenses	(148,054)	(34,189)	(214,026)	(39,341)	(1,383,647)
Other Expenses
Impairment of intangible asset (Note 8)	(1,748,800)	-	(1,748,800)	-	(1,748,800)

Net loss	(1,896,854)	(34,189)	(1,962,826)	(39,341)	(3,132,447)

Loss per share – basic and diluted	(0.05)	(0.00)	(0.06)	(0.00)

Weighted average share outstanding	37,730,000	23,017,127	32,176,000	22,477,127

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

SALAMON GROUP, INC.

Dated: August 23 , 2011	By: /s/ Michael Matvieshen