Form 10-Q/A
period 2010-03-31
SALAMON GROUP INC
filed 2011-10-27
CIK 1274211

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

(Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting	Smaller reporting company [X]
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

See accompanying notes to the financial statements

Salamon Group Inc.
(A Development Stage Company)
Statements of Operations
(Expressed in US dollars)
(Unaudited)

			For the Period
			from April 27,
	For the Three	For the Three	2001
	Months	Months
	Ended	Ended	(Inception) to
	March 31,	March 31,	March 31,
	2011	2010	2011
	$	$	$

Expenses
Donated rent (Note 3)	1,333	-	1,333
General and administrative (Note 3)	64,639	4,792	883,427
Interest expense	-	-	35,833
Research and development	-	-	315,000

Total expenses	65,972	4,792	1,235,593

Net loss	(65,972)	(4,792)	(1,235,593)

Loss per share – basic and diluted	(0.00)	(0.00)

Weighted average shares outstanding	26,710,728	21,923,794

See accompanying notes to the financial statements

Salamon Group Inc.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)

			For the Period
			from April 27,
	For the Three	For the Three	2001
	Months	Months
	Ended	Ended	(Inception) to
	March 31,	March 31,	March 31,
	2011	2010	2011
	$	$	$

Cash flow from operating activities:

Net loss	(65,972)	(4,792)	(1,235,593)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible asset	-	-	55,000
Estimated fair value of common stock issued for patents	-	-	315,000
Beneficial conversion of amounts due to related party	-	-	35,833
Depreciation of property and equipment	-	-	4,515
Estimated fair value of common stock issued for services	-	-	145,791
Donated rent	1,333	-	1,333

Changes in operating assets and liabilities:
Accounts payable	9,404	(7,198)	210,641
Accrued liabilities	5,000	-	5,000

Net cash provided by (used in) operating activities	(50,235)	(11,990)	(462,480)

Cash flows from investing activities:
Purchase of property and equipment	-	-	(4,515)
Purchase of license	-	-	(50,000)

Net cash used in investing activities	-	-	(54,515)

Cash flows from financing activities:
Bank overdraft	(4)	-	-
Advances from directors	50,239	11,972	390,295
Proceeds from related party note payable	-	-	23,700
Issuance of common stock for cash	-	-	103,000

Net cash provided by (used in) financing activities	50,235	11,972	516,995

Net change in cash	-	(18)	-

Cash, beginning of period	-	43	-

Cash, end of period	-	25	-

Non-cash Financing Activities:
Common stock issued upon conversion of amounts due to related parties	-	18,811	376,388
Common stock to be issued or to be issued to settle accounts payable	-	-	18,000
Common stock issued upon conversion of related party note payable	-	-	23,700
Common stock issued for license	-	-	5,000
Common stock issued in conversion of accounts payable	-	-	10,059

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

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with ASC 830, Foreign Currency Translation Matters , using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.

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

Results of Operations

Summary of Period End Results

	Three Months Ended
	March 31,	March 31,
	2011	2010
Revenue	$-	$-
Expenses	(65,972)	(4,792)
Net Income (Loss)	$(65,972)	$(4,792)

Revenues

We did not earn any revenues during the three months ended March 31, 2011.

Expenses

The major components of our expenses for the year are outlined in the table below:

	3 Months Ended
	March 31,	March 31,
	2011	2010
General and Administrative	$64,639	$4,792
Donated Rent	1,333	-

Total Expenses	$65,972	$4,792

Liquidity and Capital Resources Working Capital

	At March	At December
	31, 2011	31, 2010
Current Assets	$0	$0
Current Liabilities	(201,299)	(136,660)
Working Capital	$(201,299)	$(136,660)

Cash Flows

	3 Months Ended
	March 31,	March 31,
	2011	2010
Net Cash Provided By (Used In) Operating Activities	$(50,235)	$(11,990)
Net Cash from Investing Activities	-	-
Net Cash (Used In) Provided By Financing Activities	50,235	11,972
Net Change in Cash During Period	$0	$(18)

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

SALAMON GROUP, INC.

Dated: October 27, 2011	By:/s/ Michael Matvieshen
Michael Matvieshen
Chief Executive Officer
Principal Financial Officer
Principal Accounting Officer