Form 10-K/A
period 2010-12-31
SALAMON GROUP INC
filed 2011-10-27
CIK 1274211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

(1) On December 7 2010, John Salamon resigned as director of the Company subject to the filing and mailing of a Schedule 14f information statement.

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

Title of Class	Name and Address of	Amount and Nature of	Percent of Class
	Beneficial Owner	Beneficial Owner
Common	Sunlogics Inc. IN TRUST, 215 Neave Road, Suite 5, Kelowna, BC, Canada	1,325,627 (1)	5.20%
Common	Space Globe Technologies Ltd., 1028 Alberni Street, Suite 413, Vancouver, BC, Canada V6E 1A3	11,224,033 (2)	44.08%

(1) Sunlogics Inc. is a Canadian corporation

(2) Space Globe Technologies Ltd. is a Canadian corporation wholly owned by Mr. John Salamon.

Item 13. Certain Relationships and Related Transactions.

At December 31, 2010, a total of $2,233 was due to a director of the Company. The amount owing is unsecured, non interest bearing and is due on demand.

Item 14. Principal Accountant Fees and Services .

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

SALAMON GROUP, INC.
Dated: October 27, 2011	/s/ Michael Matvieshen
Michael Matvieshen