Form 10-Q
period 2011-09-30
SALAMON GROUP INC
filed 2011-11-14
CIK 1274211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

SALAMON GROUP INC.
(Exact name of registrant as specified in its charter)

Nevada	93-1324674
(State or other jurisdiction of	(I.R.S. Employer Identification
incorporation or organization)	no.)

1401 F Street B200	95354
Modesto, California	(Zip Code)
(Address of principal executive offices)

(209)-576-0140
(Registrant’s telephone number, including area code)

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

(Check one):

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]  No  [X]

State issuer’s revenues for its most recent fiscal year. $0

As of October 31, 2011, the aggregate market value of the Registrant’s voting stock held by non-affiliates was approximately $570,000 Number of shares of the issuer’s common stock, $0.001 par value, outstanding as of October 31, 2011: 50,294,881 shares

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Salamon Group Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in US dollars)
	September 30,	December 31,
	2011	2010
	(unaudited)
	$	$
ASSETS
Current assets:
Cash	1,071	-
Equipment (Note 3)	122,767	-
Total assets	123,838	-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Bank overdraft	-	4
Accounts payable and accrued liabilities (Note 4)	539,764	134,423
Advances from directors (Note 4)	33,701	2,233
Current portion of deferred revenues (Note 2(k))	2,500	-
Total current liabilities	575,965	136,660
Deferred revenues, less current portion (Note 2(k))	45,416	-
Total liabilities	621,381	136,660
Contingencies and Commitments (Notes 1 and 7)
Stockholders’ deficit:
Preferred stock, no par value; 10,000,000 shares authorized, no shares
issued and outstanding	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized,
50,294,881 shares issued and outstanding (December 31, 2010 – 25,460,728)	50,295	25,461
Common stock to be issued	-	15,000
Additional paid-in capital	1,899,162	992,500
Donated capital (Note 4)	3,999	-
Accumulated deficit	(2,450,999)	(1,169,621)
Total stockholders’ deficit	(497,543)	(136,660)
Total liabilities and stockholders’ deficit	123,838	-

See accompanying notes to the consolidated financial statements

Salamon Group Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in US dollars)
(Unaudited)

					For the Period
	For the Three	For the Three			from April 27,
	Months Ended	Months Ended	For the Nine	For the Nine	2001
	September 30,	September 30,	Months Ended	Months Ended	(Inception) to
	2011	2010	September 30,	September 30,	September 30,
	$		$2011	2010	2011
			$	$	$
Revenues	1,042	-	2,084	-	2,084

Expenses
General and administrative
(Note 4)	113,230	38,035	304,767	77,376	1,123,555
Donated rent (Note 4)	1,333	-	3,999	-	3,999
Interest expense	-	-	-	-	35,833
Research and development	-	-	-	-	315,000

Total expenses	114,563	38,035	308,766	77,376	1,478,387
Loss Before Other Expenses	(113,521)	(38,035)	(306,682)	(77,376)	(1,476,303)
Other Expenses
Impairment of intangible asset (Note 8)	-	-	(1,299,595)	-	(1,299,595)
Deferred income tax recovery	-	-	324,899	-	324,899

Net loss	(113,521)	(38,035)	(1,281,378)	(77,376)	(2,450,999)

Loss per share – basic and diluted	(0.00)	(0.00)	(0.03)	(0.00)

Weighted average share outstanding	48,048,000	23,964,000	37,525,000	23,011,000

See accompanying notes to the consolidated financial statements

Salamon Group Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)

						For the Period
		For the Nine		For the Nine		from April 27,
		Months Ended		Months Ended		2001(Inception)
		September 30,		September 30,		to September 30,
		2011		2010		2011
Cash flow from operating activities:	$		$		$

Net loss		(1,281,378)		(77,376)		(2,450,999)

Adjustments to reconcile net loss to net cash used in
operating activities:
Amortization of intangible asset		-		-		55,000
Estimated fair value of common stock issued for patents		-		-		315,000
Beneficial conversion of amounts due to related party		-		-		35,833
Depreciation of property and equipment		4,233		-		8,748
Estimated fair value of common stock issued for services		22,425		3,000		168,216
Donated rent		3,999		-		3,999
Deferred income tax recovery		(324,899)		-		(324,899)
Impairment on write-down of intangible asset		1,299,595		-		1,299,595
Changes in operating assets and liabilities:
Accounts payable		197,715		11,001		398,952
Deferred revenues		47,916		-		47,916

Net cash provided by (used in) operating activities		(30,394)		(63,375)		(442,639)

Cash flows from investing activities:
Cash received on acquisition of Sunlogics Power .		1		-		1
Purchase of property and equipment		-		-		(4,515)
Purchase of license		-		-		(50,000)

Net cash provided by (used in) investing activities		1		-		(54,514)

Cash flows from financing activities:
Repayment of bank overdraft		(4)		-		-
Advances from directors		31,468		63,346		371,524
Proceeds from related party note payable		-		-		23,700
Issuance of common stock for cash		-		-		103,000

Net cash provided by (used in) financing activities		31,464		63,346		498,224

Net increase (decrease) in cash		1,071		(29)		1,071

Cash, beginning of period		0		43		-

Cash, end of period		1,071		14		1,071

Non-cash Financing Activities:
Common stock issued upon conversion of amounts due to related parties		-		52,382		376,388
Common stock to be issued or to be issued to settle accounts payable		104,208		-		122,208
Common stock issued upon conversion of related party note payable		-		-		23,700
Common stock issued for license		-		-		5,000
Common stock issued in conversion of accounts payable		-		-		10,059
Common stock and warrants issued for acquisition of Sunlogics Power		811,872		-		811,872

See accompanying notes to the consolidated financial statements

Salamon Group Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements for the nine month periods ended September 30, 2011 and 2010
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

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern. At September 30, 2011, the Company has accumulated losses of $2,450,999 since inception and a working capital deficit of $574,894 and expects to incur further losses in the development of its business, all of which cast substantial doubt about the Company’s ability to continue as a going concern.

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

The interim consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position as at September 30, 2011 and the consolidated results of its operations and consolidated cash flows for the nine months ended September 30, 2011 and September 30, 2010. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for future quarters or the full year ending December 31, 2011.

Salamon Group Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements for the nine month periods ended September 30, 2011 and 2010
(Expressed in US dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	(c)	Use of estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to deferred income tax asset valuation allowances, useful lives of property and equipment, valuation of intangible assets, stock-based payments and financial instrument valuations. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experience by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between estimates and the actual results, future results of operations will be affected.

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

The Company computes net loss per share in accordance with ASC 260, Earnings per Share, which requires presentation of both basic and diluted loss per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, convertible preferred stock, and convertible debt, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all potentially dilutive common shares if their effect is antidilutive. At September 30, 2011, there were 20,000,000 potentially dilutive instruments outstanding.

	(f)	Property and Equipment

The solar powered charging station is recorded at cost and is depreciated on a straight-line basis over its estimated useful life of 20 years.

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

Salamon Group Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements for the nine month periods ended September 30, 2011 and 2010
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

The Company’s financial instruments consist principally of cash, accounts payable, and advances from directors. The fair value of the Company’s cash equivalents, when applicable, is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. At September 30, 2011, the Company estimates that the carrying values of all of its financial instruments approximate their fair values due to the nature or duration of these instruments.

As of September 30, 2011, there were no assets or liabilities measured at fair value on a recurring basis presented on the Company’s balance sheet other than cash with a fair value measurement of $1,071 using Level 1.

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

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2011, the Company has no items that represent other comprehensive loss and, therefore, has not included a schedule of other comprehensive loss in the financial statements.

Salamon Group Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements for the nine month periods ended September 30, 2011 and 2010
(Expressed in US dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	(k)	Revenue and Deferred Revenue Recognition

The Company recognizes revenue of sales of goods and services only when a firm sales agreement is in place, delivery has occurred or services have been rendered and collectability of the fixed or determinable sales price is reasonably assured. The fees from the usage of its solar powered charged station are deferred and recognized as revenues over the term of the service arrangement.

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

Comprehensive income

In June 2011, ASC guidance was issued related to comprehensive income. Under the updated guidance, an entity will have the option to present the total of comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In addition, the update requires certain disclosure requirements when reporting other comprehensive income. The update does not change the items reported in other comprehensive income or when an item of other comprehensive income must be reclassified to income. The update is effective for the Company’s fiscal year beginning January 1, 2012. The Company does not expect the updated guidance to have an impact on the consolidated balance sheets, results of operations or cash flows.

Fair Value Accounting

In May 2011, ASC guidance was issued related to disclosures around fair value accounting. The updated guidance clarifies different components of fair value accounting including the application of the highest and best use and valuation premise concepts, measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity and disclosing quantitative information about the unobservable inputs used in fair value measurements that are categorized in Level 3 of the fair value hierarchy. The update is effective for the Company’s fiscal year beginning January 1, 2012. The Company does not expect the updated guidance to have a significant impact on the consolidated balance sheets, results of operations or cash flows.

Salamon Group Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements for the nine month periods ended September 30, 2011 and 2010
(Expressed in US dollars)
(Unaudited)

3.	Equipment

During the nine months ended September 30, 2011, the Company acquired a solar powered charging station (See Note 4f). Depreciation for the nine months ended September 30, 2011 was $4,233 (2010 -$nil)

			September 30,	December 31,
			2011	2010
		Accumulated	Net Carrying	Net Carrying
	Cost	Depreciation	Value	Value
Solar powered charging station	$127,000	$4,233	$122,767	$-

4.	Related Party Transactions and Balances

	(a)	At September 30, 2011, a total of $33,701 (2010 - $2,233) was due to directors of the Company. The amount is unsecured, non-interest bearing and due on demand.

	(b)	During the nine months ended September 30, 2011, the Company recognized $3,999 (2010 - $Nil) for donated rent at $444 per month provided by the President of the Company.

(c)

During the nine months ended September 30, 2011, the Company recognized $159,675 (2010 - $Nil) for management services provided by the President of the Company. As at September 30, 2011, $310,000 was included in accounts payable and is owed to the President of the Company. Included in the $310,000 is accounts payable of $140,325 assumed on the acquisition of Sunlogics Power (see Note 8).

(d)

During the nine months ended September 30, 2010, the Company shared office space with and incurred travel costs to Space Globe a company controlled by a former director (resigned on December 7, 2010) (“Space Globe”). During the nine months ended September 30, 2011, the Company incurred $nil (2010-$12,000) of allocated office, rent and travel expenses to this company.

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

(f)

In January 2011, the Company entered into a purchase agreement with Rooftop Energy LLC, a company controlled by common directors, to acquire a solar powered charging station for $175,000 less a state renewal energy credit of $48,000. As at September 30, 2011, $77,000 was included in accounts payable and is owed to Rooftop Energy LLC.

	(g)	On August 31, 2011, the Company settled amounts owing to a director and officer for cash advances and expenses paid on behalf of the Company for 2,084,153 shares (See Note 5).

Salamon Group Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements for the nine month periods ended September 30, 2011 and 2010
(Expressed in US dollars)
(Unaudited)

5.	Common Stock

On January 24, 2011, the Company, pursuant to an agreement dated November 15, 2010, issued 1,500,000 shares of its common stock to a third party to settle accounts payable related to services provided. The shares were recorded in common shares to be issued as at December 31, 2010.

On May 12, 2011, the Company issued 20,000,000 shares of its common stock to an officer and director of the Company in a share exchange for 100% of the issued and outstanding shares of Sunlogics Power Fund Management Inc. (See Note 8).

On August 31, 2011 the Company issued 1,250,000 shares of its common stock with an estimated fair value of $22,425 in exchange for consulting services rendered.

On August 31, 2011, the Company issued 2,084,153 shares of its common stock with an estimated fair value of $104,208 to an officer and director of the Company in exchange for settlement of debt with a carrying value of $82,200. The difference of $22,008 was recognized in APIC as it was considered a capital transaction.

6.	Share Purchase Warrants

On May 12, 2011, the Company granted 20,000,000 share purchase warrants (Note 8). The share purchase warrants shall be exercisable at a price of $0.001 per share and expire on May 12, 2016. As at September 30, 2011, the share purchase warrants have not been issued.

7.	Commitments and Contingencies

(a) Indemnities

During the normal course of business, the Company has made certain indemnities and guarantees under which it may be required to make payments in relation to certain transactions. The Company indemnifies its directors, officers, employees and agents to the maximum extent permitted under the laws of the State of Nevada. These indemnities include certain agreements with the Company’s officers under which the Company may be required to indemnify such person for liabilities arising out of their employment relationship. The duration of these indemnities and guarantees varies and, in certain cases, is indefinite. The majority of these indemnities and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not been obligated to make significant payments for these obligations and no liabilities have been recorded for these indemnities and guarantees in the accompanying balance sheets.

Salamon Group Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements for the nine month periods ended September 30, 2011 and 2010
(Expressed in US dollars)
(Unaudited)

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

The following is a summary of the purchase price allocation at the date of acquisition based upon the estimated fair value of the assets acquired and liabilities assumed:

Consideration Given:
20,000,000 common shares and 20,000,000 share purchase warrants.	$811,872

Net assets acquired at fair value
Cash	$1
Intangible asset	1,299,595
Deferred income tax liability	(324,899)
Accounts payable	(162,825)
Net assets at fair value	811,872

Subsequent to recording the asset acquisition, the intangible asset pertaining to the first right of refusal to acquire solar assets from Sunlogics Inc. was written down to $0, its estimated fair value.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

On May 12, 2011, we completed the acquisition of Sunlogics Power Fund Management Inc. Sunlogics Power Fund is focused on the acquisition of solar powered electricity generating facilities which have long term power purchasing agreements in place with local power utilities and commercial users.

For the period from inception (April 27, 2001) through September 30, 2011, our deficit accumulated has amounted to $2,450,999.

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

Results of Operations

The operating results and cash flows are presented for the nine months periods ended September 30, 2011 and 2010 and for the period of inception to December 31, 2010.

Summary of Period End Results
	Nine Months Ended
	September 30,	September
	2011	30, 2010
Revenue	$2,084	$-

Expenses	(308,766)	(77,376)
Impairment of intangible asset	(1,299,595)
Deferred income tax recovery	324,899
Net Income (Loss)	$(1,281,378)	$(77,376)

Revenues

For the nine months period ended September 30, 2011, we had total revenue of $2,084, compared to Nil for the nine month period ended September 30, 2010, an increase of $2,084 from revenues for usage of the Company’s solar powered charging station.

As of September 30, 2011 and September 30, 2010, deferred revenue totalled $47,916 and $Nil, respectively.

Expenses

The major components of our expenses for the year are outlined below:

	9 Months Ended
	September 30,	September
	2011	30, 2010
General and Administrative	$304,767	$77,376
Donated Rent	3,999	-

Total Expenses	$308,766	$77,376

For the nine month period ended September 30, 2011, we had total operating expenses of $308,766, compared to $77,376 for the nine month period ended September 30, 2009, an increase of $231,390.

For the nine month period ended September 30, 2011, we had management fees of $159,675, compared to Nil for the nine month period ended September 30, 2010, an increase of $159,675.

For the nine month period ended September 30, 2011, we had professional and consulting fees of $119,950 compared to $45,100 for the nine month period ended September 30, 2010, an increase of $74,850.

For the nine month period ended September 30, 2011, we had impairment of an intangible asset of $1,299,595 compared to Nil for the nine month period ended September 30, 2011, an increase of $1,299,595.

The net loss for the nine month period ended September 30, 2011 was $1,281,378 compared to $77,376 for the nine month period ended September 30, 2010, an increase of $1,204,002.

Liquidity and Capital Resources

Working Capital

	At Sept	At December
	30, 2011	31, 2010
Current Assets	$1,071	$0
Current Liabilities	(575,965)	(136,660)
Working Capital	$(574,894)	$(136,660)

Cash Flows

	9 Months Ended
	September 30,	September 30,
	2011	2010
Net Cash Provided By (Used In) Operating Activities	$(30,394)	$(63,375)
Net Cash from Investing Activities	1	-
Net Cash (Used In) Provided By Financing Activities	31,464	63,346
Net Change in Cash During Period	$1,071	$(29)

Financing Requirements

From inception to September 30, 2011, we have suffered cumulative losses in the amount of $2,450,999. Since our inception, we have funded operations through common stock issuances, related party loans, and the support of creditors in order to meet our strategic objectives. Our management believes that sufficient funding will be available to meet our business objectives, including anticipated cash needs for working capital, and are currently evaluating several financing options, including a public offering of securities. However, there can be no assurance that we will be able to obtain sufficient funds to continue our operations. As a result of the foregoing, our independent auditors believe there exists substantial doubt about our ability to continue as a going concern. There is no assurance that we will be able to obtain additional financing if and when required. We anticipate that additional financing may come in the form of sales of additional shares of our common stock which may result in dilution to our current shareholders.

Financial Condition, Capital Resources and Liquidity

As of September 30, 2011, we have a deficit accumulated during the development stage of $2,450,999. At September 30, 2011, we had assets totalling $1,071 and current liabilities of $575,965 attributable to amounts due to related parties, accounts payable and deferred revenue.

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

Net Operating Losses

As of September 30, 2011, we have accumulated a net loss of $2,450,999.

Research and Development

Not Applicable.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Material Commitments for Capital Expenditures

We had no contingencies or long-term commitments at September 30, 2011.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter of our fiscal year ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Exhibits.

Item 6.

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

Dated: November 14 , 2011	SALAMON GROUP INC. By: /s/ Michael Matvieshen