Form 10-Q/A
period 2011-06-30
SALAMON GROUP INC
filed 2011-12-06
CIK 1274211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 3)

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

SALAMON GROUP, INC.

Dated: December 6, 2011	By: /s/ Michael Matvieshen
Michael Matvieshen
Chief Executive Officer
Principal Financial Officer
Principal Accounting Officer