Form 10-Q/A
period 2011-03-31
SALAMON GROUP INC
filed 2011-12-14
CIK 1274211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 3)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

SALAMON GROUP INC.
(Exact name of registrant as specified in its charter)

Nevada	93-1324674
(State or other jurisdiction of	(I.R.S. Employer Identification
incorporation or organization)	no.)

5-215 Neave Road	V1V 2L9
Kelowna, BC Canada	(Zip Code)
(Address of principal executive offices)

(778)-753-5675
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

SALAMON GROUP, INC.

Dated: December 13, 2011	By:/s/ Michael Matvieshen
Michael Matvieshen
Chief Executive Officer
Principal Financial Officer
Principal Accounting Officer