Form 10-Q/A
period 2011-03-31
SALAMON GROUP INC
filed 2012-01-12
CIK 1274211

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

Salamon Group Inc.
(A Development Stage Company)
Balance Sheets
(Expressed in US dollars)

	(unaudited)
	March 31,	December 31,
	2011	2010
	$	$
ASSETS
Current assets:
Cash	-	-
Total assets	-	-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Bank overdraft	-	4
Accounts payable	143,827	134,423
Accrued liabilities	5,000	-
Advances from directors (Note 3)	52,472	2,233
Total liabilities	201,299	136,660

Contingencies and Commitments (Notes 1 and 5)

Stockholders’ deficit:
Preferred stock, no par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value; 40,000,000 shares authorized, 26,960,728 shares issued and outstanding (December 31, 2010 – 25,460,728)	26,961	25,461
Common stock to be issued	-	15,000
Additional paid-in capital	1,006,000	992,500
Donated capital (Note 3)	1,333	-
Accumulated deficit	(1,235,593)	(1,169,621)
Total stockholders’ deficit	(201,299)	(136,660)
Total liabilities and stockholders’ deficit	-	-

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2011 (the "Evaluation Date"). Based upon the evaluation of our disclosure controls and procedures as of the Evaluation Date, the Chief Executive Officer concluded that our disclosure controls and procedures are ineffective.

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

SALAMON GROUP, INC.

Dated: January 11, 2012	By:/s/ Michael Matvieshen
Michael Matvieshen
Chief Executive Officer
Principal Financial Officer
Principal Accounting Officer