Form 10-Q/A
period 2011-06-30
SALAMON GROUP INC
filed 2012-01-12
CIK 1274211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 5)

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Salamon Group Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in US dollars)

	June 30,	December 31,
	2011	2010
	(unaudited)
	$	$
ASSETS
Current assets:
Cash	1	-
Property and Equipment (Note 3)	124,354	-
Total assets	124,355	-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Bank overdraft	-	4
Accounts payable and accrued liabilities (Note 4)	433,767	134,423
Advances from directors (Note 4)	109,184	2,233
Deferred Revenues	48,958	-
Total liabilities	591,909	136,660
Contingencies and Commitments (Notes 1 and 7)
Stockholders’ deficit:
Preferred stock, no par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value; 40,000,000 shares authorized, 46,960,728 shares issued and outstanding (December 31, 2010 – 25,460,728)	46,961	25,461
Common stock to be issued	43,290	15,000
Additional paid-in capital	2,571,976	992,500
Donated capital (Note 4)	2,666	-
Accumulated deficit	(3,132,447)	(1,169,621)
Total stockholders’ deficit	(467,554)	(136,660)
Total liabilities and stockholders’ deficit	124,355	-

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

SALAMON GROUP, INC.

Dated: January 11, 2012	By: /s/ Michael Matvieshen
Michael Matvieshen
Chief Executive Officer
Principal Financial Officer
Principal Accounting Officer