Form 10-K/A
period 2010-12-31
SALAMON GROUP INC
filed 2012-01-30
CIK 1274211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(amendment # 2)

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

As of December 31, 2010, the aggregate market value of the Registrant’s voting stock held by non-affiliates was approximately $2,194,881 Number of shares of the issuer’s common stock, $0.001 par value, outstanding as of December 31, 2010: 25,460,728 shares

SALAMON GROUP, INC.
FORM 10-K/A

(amendment # 2)

This Amendment No. 2 on Form 10-K/A (the “Form 10-K/A”) to the Annual report on Form 10-K for Salamon Group Inc. (“we” or the “Company”) for the fiscal year ended December 31, 2010, initially filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2011 (the “Original Filing”) and October 27, 2011, is being filed to amend and restate the Company’s financial statements and related disclosures for the year ended December 31, 2009 and December 31, 2010 as discussed in Note 8 to the accompanying restated financial statements. The amendments and restatement relates to the Company incorrectly reporting its authorized common stock.

As a result, and as previously disclosed in filings made with the SEC on April 15, 2011 and October 27, 2011, the Board of Directors of the Company determined that the Company’s previously issued financial statements and reports filed sith the SEC for the fiscal year ended December 31, 2010 should not be relied on. For a more detailed description of the effects of the restatement, see further discussion in Note 8, “Restatement of Form 10-K and Form 10-K/A” to our financial statements included in Item 8 of this report.

For the convenience of the reader, this Form 10-K/A sets forth the Original Filing in its entirety. However, this Form 10-K/A only amends and restates Items 8 and 15 of the Original Filing, in each case. The foregoing items have not been updated to reflect other events occurring after the Original Filings or to modify or update those disclosures affected by subsequent events. In addition, pursuant to the rules of the SEC, Item 15 of the Original Filings has been amended to contain currently dated certifications from the Company’s Chief Executive Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, and are attached as Exhibits 31.1 and 32.1 to this report.

Except for the foregoing amended information, this Form 10-K/A continues to speak as of the dates of the Original Filing and the Company has not updated the disclosures contained herein to reflect events that occurred at a later date. Other events occurring after the filings of the Original Filing or other disclosures necessary to reflect subsequent events will be addressed in any reports filed with the SEC subsequent to this filing.

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

Results of Operations

Summary of Year End Results

	Year Ended		Percentage
	December 31,	December 31,	Increase /
	2010	2009	(Decrease)
Revenue	$-	$-	n/a
Expenses	(121,363)	(195,107)	(37.7	) %
Net Income (Loss)	$(121,363)	$(195,107)	(37.7	) %

Revenues

We did not earn any revenues during the fiscal year ended December 31, 2010.

Expenses

The major components of our expenses for the year are outlined in the table below:

	Year Ended		Percentage
	December 31,	December 31,	Increase /
	2010	2009	(Decrease)
General and Administrative	$121,363	$195,107	(37.7	) %

Total Expenses	$121,363	$195,107	(37.7	) %

The decrease in general and administrative expenses during the year end December 31, 2010 is primarily a result of a decrease in audit fees and consulting fees. We did not incur any interest or research and development fees during the year ended December 31, 2010 or December 31, 2009.

Liquidity And Capital Resources

Working Capital

	At December	At December	Percentage
	31,	31,	Increase /
	2010	2009	(Decrease)
Current Assets	$0	$43	(100%	)
Current Liabilities	(136,660)	(85,723)	59.4%
Working Capital	$(136,660)	$(85,680)	(59.5	) %

Cash Flows

	Year Ended
	December 31,	December 31,
	2010	2009
Net Cash Provided By (Used In) Operating Activities	$16,531	$(109,673)
Net Cash from Investing Activities	-	-
Net Cash (Used In) Provided By Financing Activities	(16,574)	109,714
Net Change in Cash During Period	$(43)	$41

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

Title of Class	Name and Address of	Amount and Nature of	Percent of Class
	Beneficial Owner	Beneficial Owner
Common	Sunlogics Inc. IN TRUST,	1,325,627 (1)	5.20%
	215 Neave Road, Suite 5,
	Kelowna, BC,
	Canada
Common	Space Globe Technologies Ltd.,	11,224,033 (2)	44.08%
	1028 Alberni Street, Suite 413,
	Vancouver, BC, Canada
	V6E 1A3

(1)	Sunlogics Inc. is a Canadian corporation

(2)	Space Globe Technologies Ltd. is a Canadian corporation wholly owned by Mr. John Salamon.

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

SALAMON GROUP, INC.
Dated: January 30, 2012	/s/ Michael Matvieshen
Michael Matvieshen

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

As described in Note 8, the 2010 financial statements have been restated for a correction of an error to restate the Company’s authorized common stock as of December 31, 2010.

/s/ “Manning Elliott LLP”

CHARTERED ACCOUNTANTS
Vancouver, Canada
April 5, 2011, except as to Note 8 which is as of January 30, 2012

Salamon Group, Inc.
(A Development Stage Company)
Balance Sheets

	December 31,	December 31,
	2010	2009
	$	$
ASSETS
Current assets:
Cash	-	43
Total assets	-	43

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Bank overdraft	4	-
Accounts payable	134,423	66,912
Due to related parties (Note 3)	2,233	18,811
Total liabilities	136,660	85,723
Contingencies and Commitments (Notes 1 and 5)
Subsequent Event (Note 7)
Stockholders’ deficit:
Preferred stock, no par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value; 40,000,000 shares authorized, 26,960,728 and (2009 - 21,817,127) shares issued and outstanding	25,461	21,817
Common stock to be issued	15,000	-
Additional paid-in capital	992,500	940,761
Accumulated deficit	(1,169,621)	(1,048,258)
Total stockholders’ deficit	(136,660)	(85,680)
Total liabilities and stockholders’ deficit	-	43

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

See accompanying notes to the financial statements

Salamon Group, Inc.
(A Development Stage Company)
Statement of Stockholders’ Deficit

	Common Stock
			Common	Additional	Deficit Accumulated	Total
			Stock to be	Paid-In	During the	Stockholders’
		Amount	Issued	Capital	Development Stage	Deficit
	Shares	$	$	$	$	$

Balance at April 27, 2001 (inception)	-	-	-	-	-	-
Shares issued for cash	1,850,324	1,850	-	34,682	-	36,532
Estimated fair value of shares issued for purchase of license	5,000,000	5,000	-	-	-	5,000
Estimated fair value of shares issued for services	702,450	703	-	-	-	703
Net loss	-	-	-	-	(34,337)	(34,337)

Balance at December 31, 2001	7,552,774	7,553	-	34,682	(34,337)	7,898
Shares issued for cash	481,046	481	-	43,527	-	44,008
Estimated fair value of shares issued
for services	500,000	500	-	9,900	-	10,400
Net loss	-	-	-	-	(54,959)	(54,959)

Balance at December 31, 2002	8,533,820	8,534	-	88,109	(89,296)	7,347
Shares issued for cash	183,640	184	-	22,276	-	22,460
Estimated fair value of shares issued for services	143,960	144	-	392	-	536
Estimated fair value of shares issued for expenses	101,400	101	-	10,039	-	10,140
Net loss	-	-	-	-	(47,881)	(47,881)

Balance at December 31, 2003	8,962,820	8,963	-	120,816	(137,177)	(7,398)
Net loss	-	-	-	-	(32,966)	(32,966)

Balance at December 31, 2004	8,962,820	8,963	-	120,816	(170,143)	(40,364)
Net loss	-	-	-	-	(31,102)	(31,102)

Balance at December 31, 2005	8,962,820	8,963	-	120,816	(201,245)	(71,466)
Net loss	-	-	-	-	(27,814)	(27,814)

Balance at December 31, 2006	8,962,820	8,963	-	120,816	(229,059)	(99,280)
Estimated fair value of common stock issued upon conversion of amounts due to related party	2,310,000	2,310	-	200,857	-	203,167
Estimated fair value of common stock issued for patents	4,500,000	4,500	-	310,500	-	315,000
Estimated fair value of common stock issued for consulting services	350,000	350	-	24,650	-	25,000
Net loss	-	-	-	-	(483,468)	(483,468)

Balance at December 31, 2007	16,122,820	16,123	-	656,823	(712,527)	(39,581)
Estimated fair value of common stock issued upon conversion of amounts due to related parties	1,879,880	1,880	-	94,979	-	96,859
Estimated fair value of common stock issued for services rendered	400,000	400	-	14,600	-	15,000
Estimated fair value of common stock issued for accrued services	201,180	201	-	11,870	-	12,071
Shares surrendered by former director
	(1,000,000)	(1,000)	-	1,000	-	-
Net loss	-	-	-	-	(140,624)	(140,624)

Balance at December 31, 2008	17,603,880	17,604	-	779,272	(853,151)	(56,275)

See accompanying notes to the financial statements

Salamon Group, Inc.
(A Development Stage Company)
Statement of Stockholders’ Deficit

	Common Stock
			Common	Additional	Deficit Accumulated	Total
			Stock to be	Paid-In	During the	Stockholders’
		Amount	Issued	Capital	Development Stage	Deficit
	Shares	$	$	$	$	$

Balance at December 31, 2008	17,603,880	17,604	-	779,272	(853,151)	(56,275)
Estimated fair value of common stock issued upon conversion of amounts due to related parties	2,713,247	2,713	-	80,989	-	83,702
Estimated fair value of common stock issued for services	1,500,000	1,500	-	80,500	-	82,000
Net loss	-	-	-	-	(195,107)	(195,107)

Balance at December 31, 2009	21,817,127	21,817	-	940,761	(1,048,258)	(85,680)
Estimated fair value of common stock issued upon conversion of amounts due to related parties	3,343,601	3,344	-	49,039	-	52,383
Estimated fair value of common stock issued to settle accounts payable	300,000	300	-	2,700	-	3,000
Estimated fair value of common stock to be issued to settle accounts payable	-	-	15,000	-	-	15,000
Net loss	-	-	-	-	(121,363)	(121,363)

Balance at December 31, 2010	25,460,728	25,461	15,000	992,500	(1,169,621)	(136,660)

See accompanying notes to the financial statements

Salamon Group, Inc.
(A Development Stage Company)
Notes to the Financial Statements

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

Salamon Group, Inc.
(A Development Stage Company)
Notes to the Financial Statements

2.	Summary of Significant Accounting Policies (continued)

	(d)	Basic and diluted net loss per share

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

Salamon Group, Inc.
(A Development Stage Company)
Notes to the Financial Statements

2.	Summary of Significant Accounting Policies (continued)

	(g)	Financial instruments (continued)

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
Notes to the Financial Statements

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

	(c)	On August 20, 2010, the Company issued 1,434,733 shares of common stock to Space Globe at a price of $0.015 per share (the estimated fair value) for the conversion of $21,521 of advances.

Salamon Group, Inc.
(A Development Stage Company)
Notes to the Financial Statements

4.	Common Stock (continued)

	(d)	On September 29, 2010, the Company issued 708,868 shares of common stock to Space Globe at a price of $0.017 per share (the estimated fair value) for the conversion of $12,051 of advances.

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

Salamon Group, Inc.
(A Development Stage Company)
Notes to the Financial Statements

4.	Common Stock (continued)

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

Salamon Group, Inc.
(A Development Stage Company)
Notes to the Financial Statements

5.	Commitments and Contingencies

	(a)	Stock Purchase Agreement

On December 30, 2010, the Company entered into a Stock Purchase Agreement between the president and director of the Company and Sunlogics Power Fund Management Inc. (“Sunlogics”), whereby the Company agreed to acquire all of the issued and outstanding shares of capital stock of Sunlogics from the Company’s president and director in exchange for 40,000,000 shares of the Company’s common stock. The consummation of the transaction is subject to the satisfaction or waiver of certain conditions and there is no assurance that the transaction will ultimately be completed.

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

The Company is subject to United States federal income taxes at an approximate rate of 35% (2009 – 34%). The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax recovery as reported is as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2010	2009
	$	$

Income tax recovery computed at the statutory rate	42,477	66,300
Change in tax rates	(27,924)	-
Change in estimates	262	9,700
Change in valuation allowance	(14,815)	(76,000)
Income tax recovery	–	–

Salamon Group, Inc.
(A Development Stage Company)
Notes to the Financial Statements

6.	Income Taxes (continued)

Significant components of the Company’s deferred income tax assets as at December 31, 2010 and 2009, after applying enacted corporate income tax rates, are as follows:

	December 31,	December 31,
	2010	2009
	$	$
Deferred income tax assets
Cumulative net operating losses	286,815	272,000
Valuation allowance	(286,815)	(272,000)
Net deferred income tax assets	–	–

The Company has net operating loss carryforwards of $819,470 which expire commencing in 2017.

7.	Subsequent Event

On January 24, 2011, the Company issued 1,500,000 shares of common stock (see Note 4(e)).

8.	Restatement of Form 10-K and Form 10-K/A

On December 27, 2011, management determined that the Company had incorrectly reported its authorized common stock as being 50,000,000 common shares in Form 10-K and Form 10-K/A filed on April 15, 2011 and October 27, 2011, respectively. As a result, the Company has restated its authorized common stock as being 40,000,000 common shares as of December 31, 2010, a decrease of 10,000,000 common shares.