Form 10-K
period 2011-12-31
SALAMON GROUP INC
filed 2012-04-13
CIK 1274211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Yes [   ]           No [X]

State issuer’s revenues for its most recent fiscal year. $3,126

As of December 31, 2011, the aggregate market value of the Registrant’s voting stock held by non-affiliates was approximately $772,186

Number of shares of the issuer’s common stock, $0.001 par value, outstanding as of December 31, 2011: 40,000,000 shares

SALAMON GROUP, INC.
FORM 10-K

Item 1. Description of Business.

(a) Business Development.

Salamon Group Inc. (the “Company”, “SGI”, or the “Registrant”), incorporated in the state of Nevada on April 27, 2001, is a publicly traded independent "green" energy company with headquarters in Kelowna, BC, Canada. The Company’s business model includes the development, acquisition and funding of roof top and ground mount solar power electricity generating systems, with initial emphasis on the General Motors solar energy projects to be constructed by Sunlogics Inc., in addition to Sunlogics Inc. future solar rooftop and ground mount installations in Ontario, Canada and throughout the United States.

On May 13, 2011 (“the Closing Date”) Salamon Group Inc, completed the acquisition of Sunlogics Power Fund, a corporation formed pursuant to the laws of the Province of Ontario, whereby it acquired all of the issued and outstanding shares of capital stock of Sunlogics Power Fund (the “Sunlogics Power Fund Shares”) all of which were held by Michael Matvieshen (the “Seller”) (the “Acquisition”).

The purchase price for the Acquisition consisted of 40,000,000 shares of common stock, $0.001 par value per share of the Registrant, issued to the Seller. On May 12, 2011 the parties amended the Stock Purchase Agreement (the “SPA”), more specifically the purchase price as follows: SGI purchased and the Seller desired to sell the Sunlogics Power Fund Shares to SGI in exchange for 20,000,000 shares of common stock of SGI (the “SGI Shares”) and 20,000,000 stock purchase warrants to be issued to the Seller and/or Seller’s assignee(s) (the “SGU Warrants”). The SGI Warrants shall be exercisable at a price of $0.001 per share and expiring five years from the date of issuance (the ‘Amended SPA”).

Immediately upon closing of the Acquisition, the Registrant increased its authorized share capital so as to allow for the exercise of the SGI Warrants.

The terms and conditions of the Acquisition were set forth in the Amended SPA, dated as of May 12, 2011, by and among the Registrant, Michael Matvieshen and Sunlogics Power Fund (the “Parties”) disclosed by the Registrant in a Current Report on Form 8-K A filed with the Securities and Exchange Commission (“SEC”) on May 13, 2011.

The foregoing summary of the terms of the Acquisition in its entirety to the disclosure of the Current Report on Form 8-K A filed by the Registrant with the SEC on May 13, 2011, which disclosure is incorporated herein by reference, as well as by the full text of the Amended SPA attached as an exhibit thereto.

Sunlogics Power Fund is a wholly-owned subsidiary of SGI. As a result of such acquisition, our operations will now be focused on the solar power market by way of development and acquisitions of solar powered electricity generating facilities which have long term power purchasing agreements in place with local power utilities. We intend to finance our operations through a combination of debt and equity funding.

For the year ended December 31, 2011 we had revenues of $3,126.

As reported in the Report of Independent Registered Public Accounting Firm on our December 31, 2011 financial statements, we have suffered recurring losses from operations, we have a working capital deficit and a deficit accumulated during the development stage. These items raise substantial doubt about our ability to continue as a going concern.

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

(b) Business of Registrant. General

Salamon Group Inc. (the “Company”, “SGI”, or the “Registrant”), incorporated in the state of Nevada on April 27, 2001, is a publicly traded independent "green" energy company with headquarters in Kelowna, BC, Canada. The Company’s business model includes the development, acquisition and funding of roof top and ground mount solar power electricity generating systems, with initial emphasis on the General Motors solar energy projects to be constructed by Sunlogics Inc., in addition to Sunlogics Inc. future solar rooftop and ground mount installations in Ontario, Canada and throughout the United States.

Management

Michael Matvieshen is the President and Chief Executive Officer of the Corporation.

As at March 27, 2012, the Board of Directors consisted of Michael Matvieshen, Larry F aulk and Stephane Bertrand.

As of the date of this annual report, we have no other employees. The Company engages consultants for certain administrative and management services.

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

Item 1A. Risk Factors.

Not applicable.

Item 2. Description of Property.

The Company’s head office is located at 215 Neave Road, Suite 5, Kelowna, BC, Canada.

Item 3. Legal Proceedings.

We know of no legal proceedings to which we are a party or to which any of our property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against us.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our stockholders during the fiscal year ended December 31, 2011.

PART II

Item 5. Market for Equity Securities and Other Shareholder Matters.

Market Information

On October 5, 2007, our shares began trading on FINRA’s Over-The-Counter Bulletin Board (the “OTC Bulletin Board”) under the symbol “SLMU.”. As of August 12, 2010, our shares ceased trading on the OTC Bulletin Board and have since traded on the OTCQB. The following table sets forth the high and low bid prices for our common stock as reported by the OTC Bulletin Board and OTCQB for 2010 and 2011 in which our shares traded.

Quarter	High (1)	Low (1)

2010 First Quarter	$0.07	$0.01
2010 Second Quarter	$0.0275	$0.0075
2010 Third Quarter	$0.048	$0.0075
2010 Fourth Quarter	$0.248	$0.01
2011 First Quarter	$0.07	$0.03
2011 Second Quarter	$0.16	$0.03
2011 Third Quarter	$0.10	$0.03
2011 Fourth Quarter	$0.06	$0.02

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

Holders

As of December 31, 2011, we had 40 shareholders of record and 40,000,000 outstanding shares of common stock.

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

Recent Sales of Unregistered Securities

None.

Item 7. Management's Discussion and Analysis or Plan of Operation.

As reported in the Report of Independent Registered Public Accounting Firm on our December 31, 2011 financial statements, we have suffered recurring losses from operations, we have a working capital deficit and a deficit accumulated during the development stage. These items raise substantial doubt about our ability to continue as a going concern.

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

As at December 31, 2011, the Company had advanced loan proceeds of $785,000 to Arise Technologies Corporation. The Company also issued $425,000 in convertible notes.

Results of Operations

The operating results and cash flows are presented for the years ended December 31, 2011 and 2010.

Summary of Year End Results

	Year Ended
	December 31,	December 31,
	2011	2010
Revenue	$3,126	$-

Expenses	(461,307)	(121,363)
Impairment of intangible asset	(1,299,595)
Impairment of equipment	(74,305)
Impairment of intangible asset	10,997
Deferred income tax recovery	324,899
Net Income (Loss)	$(1,496,185)	$(121,363)

Revenues

For the year ended December 31, 2011, we had total revenue of $3,126, compared to Nil for the year ended December 31, 2010, an increase of $3,126 from revenues for usage of the Company’s solar powered charging station.

As of December 31, 2011 and December 31, 2010, deferred revenue totaled $44,374 and $Nil, respectively.

Expenses

The major components of our expenses for the year are outlined below:

	Year Ended
	December 31,	December 31,
	2011	2010
General and Administrative	$415,780	$121,363
Depreciation	5,821	-
Donated Rent	5,332	-
Interest	34,374	-

Total Expenses	$461,307	$121,363

For the year ended December 31, 2011, we had total operating expenses of $461,307, compared to $121,363 for the year ended December 31, 2010, an increase of $339,944.

For the year ended December 31, 2011, we had management fees of $224,675, compared to $10,000 for the year ended December 31, 2010, an increase of $214,675. The increase in management fees is attributed to the services rendered by the President of the Company.

For the year ended December 31, 2011, we had professional and consulting fees of $157,350 compared to $79,428 for the year ended December 31, 2010, an increase of $77,922. The increase in professional and consulting fees is attributed to higher volume of activities during the year.

For the year ended December 31, 2011, we had impairment of an intangible asset of $1,299,595 compared to Nil for the year ended December 31, 2010, an increase of $1,299,595.

For the year ended December 31, 2011, we had impairment of an equipment of $74,305 compared to Nil for the year ended December 31, 2010, an increase of $74,305.

The net loss for the year ended December 31, 2011 was $1,496,185 compared to $121,363 for the year ended December 31, 2010, an increase of $1,374,822.

Liquidity and Capital Resources

Working Capital

	At Dec 31,	At Dec 31,
	2011	2010
Current Assets	$783,489	$0
Current Liabilities	(1,404,338)	(136,660)
Working Capital	$(620,849)	$(136,660)

Cash Flows

	Year Ended
	December 31,	December 31,
	2011	2010
Net Cash Provided By (Used In) Operating Activities	$(1,856)	$16,531
Net Cash from Investing Activities	1	-
Net Cash (Used In) Provided By Financing Activities	2,638	16,574
Net Change in Cash During Year	$783	$(43)

Financing Requirements

From inception to December 31, 2011, we have suffered cumulative losses in the amount of $2,665,806. Since our inception, we have funded operations through common stock issuances, related party loans, and the support of creditors in order to meet our strategic objectives. Our management believes that sufficient funding will be available to meet our business objectives, including anticipated cash needs for working capital, and are currently evaluating several financing options, including a public offering of securities. However, there can be no assurance that we will be able to obtain sufficient funds to continue our operations. As a result of the foregoing, our independent auditors believe there exists substantial doubt about our ability to continue as a going concern. There is no assurance that we will be able to obtain additional financing if and when required. We anticipate that additional financing may come in the form of sales of additional shares of our common stock which may result in dilution to our current shareholders.

Financial Condition, Capital Resources and Liquidity

As of December 31, 2011, we have a deficit accumulated during the development stage of $2,665,806. At December 31, 2011, we had assets totaling $830,363 and liabilities of $1,448,712 attributable to accounts payable, convertible debt, loans payable, advances from directors and deferred revenues.

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

Net Operating Losses

As of December 31, 2011, we have accumulated a net loss of $2,665,806.

Research and Development

Not Applicable.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Material Commitments for Capital Expenditures

We had no contingencies or long-term commitments at December 31, 2011.

Critical Accounting Policies

There were no changes to the critical accounting policies as discussed in our 2010 Form 10-K.

Item 8. Financial Statements.

Exhibit 99.1, “Salamon Group Inc. Financial Statements” are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no changes in or disagreements with our accountants on accounting and financial disclosure matters.

Item 9A(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011 (the “Evaluation Date”).

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its evaluation, our management concluded that there are material weaknesses in our internal control over financial reporting and Management has concluded that the Company’s internal controls over financial reporting are ineffective as of December 31, 2011. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company.

Directors and Executive Officers

Set forth below are the names, ages, terms of office and positions of our executive officers and directors.

Name	Age	Term of Office	Position
Michael Matvieshen	48	Directorship subject to annual election by shareholders	Director and CEO

Stephane Bertrand		Directorship subject to annual election by shareholders	Director

Larry Faulk		Directorship subject to annual election by shareholders	Director

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

Item 11. Executive Compensation.

All management fees are being accrued until we commence business operations. At such time as we commence operations, we expect that the Board of Directors will approve the payment of salaries in a reasonable amount to each of our officers for their services in the positions. At such time, the Board of Directors may, in its discretion, approve the payment of additional cash or non-cash compensation to our officers for their services to us.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of December 31, 2011, regarding the ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five per cent of our outstanding shares of common stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of common stock beneficially owned.

Title of Class	Name and Address of	Amount and Nature of	Percent of Class
	Beneficial Owner	Beneficial Owner
Common	Michael Matvieshen	9,705,119(1)	24.26%
	215 Neave Road, Suite 5,
	Kelowna, BC, Canada

Common	Space Globe Technologies Ltd.,	2,080,432(2)	5.20%
	1028 Alberni Street, Suite 413,
	Vancouver, BC, Canada

Common	Charles Bryant	2,084,153	5.21%
	1401 F Street,
	Modesto, CA

Common	Derek Bannister	5,500,000	13.75%
	Vernon, BC, Canada

Common	Sunlogics Inc. In Trust	1,325,627(3)	3.31%
	Kelowna, BC, Canada

(1)	Director and CEO
(2)	Space Globe Technologies Ltd. is a Canadian corporation wholly owned by Mr. John Salamon.
(3)	Sunlogics Inc. shares are held in trust by Michael Matvieshen

Item 13. Certain Relationships and Related Transactions.

At December 31, 2011, a total of $393,592 was due to a director of the Company. The amount owing is unsecured, non-interest bearing and is due on demand.

Item 14. Principal Accountant Fees and Services

(1) Audit Fees.

The aggregate fees billed for professional services rendered by our principal accountants for the audit of the Registrant's annual financial statements and review of the financial statements included in the Registrant's Forms 10-K and 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2011 and 2010 were approximately $27,500 and $43,520 respectively each year.

(2) Audit Related Fees.

There were no audit related fees for professional services rendered for fiscal years 2011 and 2010.

(3) Tax Fees.

Tax fees for fiscal years 2011 and 2010 were $1,200 each year.

(4) All Other Fees.

Not applicable.

(5) Audit Committee Policies and Procedures.

The Registrant does not have an audit committee. The Board of Directors of the Registrant approved all of the services rendered to the Registrant by our principal accountants for fiscal years 2011 and 2010.

Item 15. Exhibits.

Exhibit	Description
No.

2.1	Articles of Incorporation	(1)
2.2	Bylaws	(1)
2.3	Initial List of Officers, Directors and Registered Agent	(1)
2.3	Initial List of Officers, Directors and Registered Agent	(1)
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act	(2)
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act	(2)
99.1	Salamon Group Financial Statements for the fiscal years ended December 31, 2011 and 2010 together with Report of Independent Registered Public Accounting Firm.	(2)

(1)	Incorporated by reference to the exhibits of the Registration Statement on Form 10-KSB filed with the Securities and Exchange Commission on August 6, 2004.

(2)	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SALAMON GROUP, INC.
Dated: April 13, 2012	/s/ Michael Matvieshen
Michael Matvieshen

Salamon Group, Inc.
(A Development Stage Company)
December 31, 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Salamon Group, Inc.
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Salamon Group, Inc. (A Development Stage Company) as of December 31, 2011 and 2010 and the related consolidated statements of operations, cash flows and stockholders’ deficit for the years then ended. In addition, we have audited the consolidated statements of operations, cash flows and stockholders’ deficit for the period from April 27, 2001 (Inception) to December 31, 2005 and from January 1, 2010 to December 31, 2011, which have been included in the Company’s cumulative balances. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. Our opinion on the consolidated statements of operations, stockholders’ deficit and cash flows for the period from April 27, 2001 (inception) to December 31, 2011, insofar as it relates to the amounts included for the cumulative period from January 1, 2006 to December 31, 2009, is based on the reports of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of internal control over financial reporting. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Salamon Group, Inc. (A Development Stage Company) as of December 31, 2011 and 2010, and the results of its operations, cash flows and stockholders’ deficit for the years then ended and accumulated from April 27, 2001 (inception) to December 31, 2011 in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a working capital deficit and has accumulated losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ “Manning Elliott LLP”

CHARTERED ACCOUNTANTS

Vancouver, Canada

April 12, 2012

Salamon Group, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in US dollars)

	December 31,	December 31,
	2011	2010
	$	$

ASSETS
Current assets:
Cash	783	-
Loans receivable (Note 3)	782,706	-
Total Current Assets	783,489	-
Property and Equipment (Note 4)	46,874	-
Total Assets	830,363	-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Bank overdraft	-	4
Accounts payable and accrued liabilities	287,550	134,423
Convertible debt, net of unamortized discount of $58,292 (Notes 5 and 6)	366,708	-
Loans payable (Note 7)	353,988	-
Advances from directors (Note 5)	393,592	2,233
Current portion of deferred revenues (Note 2(j))	2,500	-
Total Current Liabilities	1,404,338	136,660
Deferred revenues, long-term portion (Note 2(i))	44,374	-
Total Liabilities	1,448,712	136,660
Contingencies and Commitments (Notes 1 and 10)
Subsequent Events (Note 13)

Stockholders’ Deficit:
Preferred stock, no par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value; 40,000,000 shares authorized, 40,000,000 (December 31, 2010 – 25,460,728) shares issued and outstanding	40,000	25,461
Common stock to be issued	-	15,000
Additional paid-in capital	2,002,125	992,500
Donated capital (Note 5)	5,332	-
Accumulated deficit	(2,665,806)	(1,169,621)
Total Stockholders’ Deficit	(618,349)	(136,660)
Total Liabilities and Stockholders’ Deficit	830,363	-

See accompanying notes to the consolidated financial statements

Salamon Group, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in US dollars)

			For the Period
			from April 27,
	For the Year	For the Year	2001
	Ended	Ended	(Inception) to
	December 31,	December 31,	December 31,
	2011	2010	2011
	$	$	$

Revenues	3,126	-	3,126

Expenses
Depreciation	5,821	-	10,336
Donated rent (Note 5)	5,332	-	5,332
General and administrative (Note 5)	415,780	121,363	1,230,053
Interest expense	34,374	-	70,207
Research and development	-	-	315,000

Total Expenses	461,307	121,363	1,630,928

Loss Before Other Expenses	(458,181)	(121,363)	(1,627,802)
Other Expenses
Impairment of intangible asset (Note 11)	(1,299,595)	-	(1,299,595)
Impairment of property and equipment (Note 4)	(74,305)	-	(74,305)
Interest income (Note 3)	10,997	-	10,997

Loss before Income Taxes	(1,821,084)	(121,363)	(2,990,705)
Deferred income tax recovery (Note 12)	324,899	-	324,899

Net Loss	(1,496,185)	(121,363)	(2,665,806)

Loss Per Share – Basic and Diluted	(0.04)	(0.01)
Weighted Average Shares Outstanding	40,737,000	23,042,000

See accompanying notes to the consolidated financial statements

Salamon Group, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US dollars)

			For the Period from
	For the Year	For the Year	April 27, 2001
	Ended	Ended	(Inception) to
	December 31,	December 31,	December 31,
	2011	2010	2011
	$	$	$

Cash flow from operating activities:

Net loss	(1,496,185)	(121,363)	(2,665,806)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible asset	-	-	55,000
Estimated fair value of common stock issued for patents	-	-	315,000
Accretion on convertible debt	34,375	-	34,375
Beneficial conversion of amounts due to related party	-	-	35,833
Depreciation of property and equipment	5,821	-	10,336
Estimated fair value of common stock issued for services	22,425	-	168,216
Donated rent	5,332	-	5,332
Deferred income tax recovery	(324,899)	-	(324,899)
Impairment of write-down of intangible asset	1,299,595	-	1,299,595
Impairment of write-down of property and equipment	74,305	-	74,305
Changes in operating assets and liabilities:
Accounts payable	(54,499)	137,894	146,739
Deferred revenues	46,874	-	46,874
Due to related party	385,000	-	385,000

Net cash provided by (used in) operating activities	(1,856)	16,531	(414,100)

Cash flows from investing activities:
Cash received on acquisition of Sunlogics Power	1	-	1
Purchase of property and equipment	-	-	(4,515)
Purchase of license	-	-	(50,000)

Net cash used in investing activities	1	-	(54,514)

Cash flows from financing activities:
Bank overdraft	(4)	4	-
Advances from directors	6,360	(16,578)	346,415
Proceeds from issuance of convertible debt	425,000	-	425,000
Loans receivable	(428,718)	-	(428,718)
Proceeds from related party note payable	-	-	23,700
Issuance of common stock for cash	-	-	103,000

Net cash provided by (used in) financing activities	2,638	(16,574)	469,397

Net increase (decrease) in cash	783	(43)	783

Cash, beginning of period	-	43	-

Cash, end of period	783	-	783

Non-cash Financing Activities:
Common stock issued upon conversion of amounts due to related parties	82,200	52,382	458,588
Common stock to be issued or to be issued to settle accounts payable	-	18,000	18,000
Common stock issued upon conversion of related party note payable	-	-	23,700
Common stock issued for license	-	-	5,000
Common stock issued in conversion of accounts payable	-	-	10,059
Common stock and warrants issued for acquisition of
Sunlogics Power	811,872	-	811,872

See accompanying notes to the consolidated financial statements

Salamon Group, Inc.
(A Development Stage Company)
Statement of Stockholders’ Deficit
(Expressed in US dollars)

	Common Stock
						Deficit
						Accumulated
			Common	Additional		During the	Total
			Stock to be	Paid-In	Donated	Development	Stockholders’
	Shares	Amount	Issued	Capital	Capital	Stage	Deficit
	#	$	$	$	$	$	$

Balance at April 27, 2001 (inception)	-	-	-	-	-	-	-
Shares issued for cash	1,850,324	1,850	-	34,682	-	-	36,532
Estimated fair value of shares issued for purchase of license	5,000,000	5,000	-	-	-	-	5,000
Estimated fair value of shares issued for services	702,450	703	-	-	-	-	703
Net loss	-	-	-	-	-	(34,337)	(34,337)

Balance at December 31, 2001	7,552,774	7,553	-	34,682	-	(34,337)	7,898
Shares issued for cash	481,046	481	-	43,527	-	-	44,008
Estimated fair value of shares issued for services	500,000	500	-	9,900	-	-	10,400
Net loss	-	-	-	-	-	(54,959)	(54,959)

Balance at December 31, 2002	8,533,820	8,534	-	88,109	-	(89,296)	7,347
Shares issued for cash	183,640	184	-	22,276	-	-	22,460
Estimated fair value of shares issued for services	143,960	144	-	392	-	-	536
Estimated fair value of shares issued for expenses	101,400	101	-	10,039	-	-	10,140
Net loss	-	-	-	-	-	(47,881)	(47,881)

Balance at December 31, 2003	8,962,820	8,963	-	120,816	-	(137,177)	(7,398)
Net loss	-	-	-	-	-	(32,966)	(32,966)

Balance at December 31, 2004	8,962,820	8,963	-	120,816	-	(170,143)	(40,364)
Net loss	-	-	-	-	-	(31,102)	(31,102)

Balance at December 31, 2005	8,962,820	8,963	-	120,816	-	(201,245)	(71,466)
Net loss	-	-	-	-	-	(27,814)	(27,814)

Balance at December 31, 2006	8,962,820	8,963	-	120,816	-	(229,059)	(99,280)
Estimated fair value of common stock issued upon conversion of amounts due to related party	2,310,000	2,310	-	200,857	-	-	203,167
Estimated fair value of common stock issued for patents	4,500,000	4,500	-	310,500	-	-	315,000
Estimated fair value of common stock issued for consulting services	350,000	350	-	24,650	-	-	25,000
Net loss	-	-	-	-	-	(483,468)	(483,468)

Balance at December 31, 2007	16,122,820	16,123	-	656,823	-	(712,527)	(39,581)
Estimated fair value of common stock issued upon conversion of amounts due to related parties	1,879,880	1,880	-	94,979	-	-	96,859
Estimated fair value of common stock issued for services rendered	400,000	400	-	14,600	-	-	15,000
Estimated fair value of common stock issued for accrued services	201,180	201	-	11,870	-	-	12,071
Shares surrendered by former director	(1,000,000)	(1,000)	-	1,000	-	-	-
Net loss	-	-	-	-	-	(140,624)	(140,624)

Balance at December 31, 2008	17,603,880	17,604	-	779,272	-	(853,151)	(56,275)

See accompanying notes to the consolidated financial statements

Salamon Group, Inc.
(A Development Stage Company)
Statement of Stockholders’ Deficit
(Expressed in US dollars)

	Common Stock
						Deficit
						Accumulated
			Common	Additional		During the	Total
			Stock to be	Paid-In	Donated	Development	Stockholders’
	Shares	Amount	Issued	Capital	Capital	Stage	Deficit
	#	$	$	$	$	$	$

Balance at December 31, 2008	17,603,880	17,604	-	779,272	-	(853,151)	(56,275)
Estimated fair value of common stock issued upon conversion of amounts due to related parties	2,713,247	2,713	-	80,989	-	-	83,702
Estimated fair value of common stock issued for services	1,500,000	1,500	-	80,500	-	-	82,000
Net loss	-	-	-	-	-	(195,107)	(195,107)

Balance at December 31, 2009	21,817,127	21,817	-	940,761	-	(1,048,258)	(85,680)
Estimated fair value of common stock issued upon conversion of amounts due to related parties	3,343,601	3,344	-	49,039	-	-	52,383
Estimated fair value of common stock issued to settle accounts payable	300,000	300	-	2,700	-	-	3,000
Estimated fair value of common stock to be issued to settle accounts payable	-	-	15,000	-	-	-	15,000
Net loss	-	-	-	-	-	(121,363)	(121,363)

Balance at December 31, 2010	25,460,728	25,461	15,000	992,500	-	(1,169,621)	(136,660)
Estimated fair value of common stock issued upon conversion of amounts due to related parties	2,084,153	2,084	-	80,116	-	-	82,200
Estimated fair value of common stock issued to settle accounts payable	2,750,000	2,750	(15,000)	34,675	-	-	22,425
Estimated fair value of common stock to acquire Sunlogics Power Fund	20,000,000	20,000	-	791,872	-	-	811,872
Beneficial conversion feature on convertible debentures	-	-	-	92,667	-	-	92,667
Shares cancelled	(10,294,881)	(10,295)	-	10,295	-	-	-
Donated rent	-	-	-	-	5,332	-	5,332
Net loss	-	-	-	-	-	(1,496,185)	(1,496,185)
Balance at December 31, 2011	40,000,000	40,000	-	2,002,125	5,332	(2,665,806)	(618,349)

See accompanying notes to the consolidated financial statements

Salamon Group, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements for the years ended December 31, 2011 and 2010
(Expressed in US dollars)

1.	Nature of Operations and Going Concern

Salamon Group, Inc. (the "Company") was incorporated in the state of Nevada on April 27, 2001 (“Inception”). The Company is a development stage company whose principal business plan is to acquire revenue producing assets in the industry of solar energy. The Company is a development stage company as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, Development Stage Entities.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern. At December 31, 2011, the Company has accumulated losses of $2,665,806 since inception and a working capital deficit of $620,849 and expects to incur further losses in the development of its business, all of which cast substantial doubt about the Company’s ability to continue as a going concern.

Management plans to continue to provide for the Company’s capital needs by issuing debt and equity securities and by the continued support of its related parties (see Note 5). The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. There is no assurance that funding will be available to continue the Company’s business operations.

2.	Summary of Significant Accounting Policies

	(a)	Basis of presentation and consolidation

The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States and are expressed in United States dollars. The Company’s fiscal year end is December 31. These consolidated financial statements include the accounts of its wholly-owned subsidiary Sunlogics Power Fund Management Inc. (“Sunlogics Power”) from the date control was acquired on May 12, 2011. All inter-company transactions and balances have been eliminated.

	(b)	Use of estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to deferred income tax asset valuation allowances, stock-based payments, useful life and valuation of property and equipment, valuation of intangible assets and financial instrument valuations. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses. The actual results experience by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Salamon Group, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements for the years ended December 31, 2011 and 2010
(Expressed in US dollars)

2.	Summary of Significant Accounting Policies (continued)

	(c)	Foreign currency translation

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

The Company computes net loss per share in accordance with ASC 260, Earnings per Share, which requires presentation of both basic and diluted loss per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, convertible preferred stock, and convertible debt, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all potentially dilutive common shares if their effect is antidilutive. At December 31, 2011 there were 35,666,667 potentially dilutive instruments outstanding.

	(e)	Property and Equipment

The Company’s solar powered charging station is recorded at cost and is depreciated on a straight-line basis over its estimated useful life of 20 years.

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

Salamon Group, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements for the years ended December 31, 2011 and 2010
(Expressed in US dollars)

2.	Summary of Significant Accounting Policies (continued)

	(g)	Financial instruments (continued)

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

The Company’s financial instruments consist principally of cash, loans receivable, accounts payable, loans payable, convertible debt, and advances from directors. The fair value of the Company’s cash, when applicable, is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. At December 31, 2011, the Company estimates that the carrying values of all of its financial instruments approximate their fair values due to the nature or duration of these instruments.

As of December 31, 2011, there were no assets or liabilities measured at fair value on a recurring basis presented on the Company’s balance sheet other than cash with a fair value measurement of $783 using Level 1.

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

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2011, the Company has no items that represent other comprehensive loss and, therefore, has not included a schedule of other comprehensive loss in the financial statements.

	(j)	Revenue and Deferred Revenue Recognition

The Company recognizes revenues from sales of goods and services only when a firm sales agreement is in place, delivery has occurred or services have been rendered and collectability of the fixed or determinable sales price is reasonably assured. The fees from the usage of its solar powered charging station are deferred and recognized as revenues over the term of the service agreement.

Salamon Group, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements for the years ended December 31, 2011 and 2010
(Expressed in US dollars)

2.	Summary of Significant Accounting Policies (continued)

(k) Recent accounting pronouncements

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

3.	Loans Receivable

On October 28, 2011, the Company entered into agreement with Radiant Offshore Fund Ltd. (“Radiant Offshore”) whereby Radiant Offshore assigned secured obligations of $344,155 (CAN$350,000), a loan agreement (the “Original Loan Agreement”) and debentures due from ARISE Technologies Corporation (“ARISE”) and the security instruments and guarantees for the secured obligations for consideration of $344,155 (CAN$350,000). Under the terms of the Original Loan Agreement assigned from Radiant Offshore, the Company will advance a maximum amount of $1,474,950 (CAN$1,500,000) to ARISE, and any loans advanced have a maturity date of April 14, 2012 and bear interest at 12% per annum. During the year ended December 31, 2011, the Company advanced $782,706 (CAN$785,000) to ARISE.

Subsequent to year end, the Company entered into an agreement to purchase certain assets of ARISE (See Note 13(n)). The loans receivable were applied against the purchase price of the assets.

Salamon Group, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements for the years ended December 31, 2011 and 2010
(Expressed in US dollars)

4.	Property and Equipment

During the year ended December 31, 2011, the Company acquired a solar powered charging station (see also Note 5(e)). Depreciation for the year ended December 31, 2011 was $5,821 (2010 - $nil). An impairment loss of $74,305 (2010 - $nil) was recorded for the year ended December 31, 2011 to write down the solar powered charging station to its expected recoverable amount.

			December 31,	December 31,
			2011	2010
		Accumulated	Net Carrying	Net Carrying
	Cost	Depreciation	Value	Value
	$	$	$	$

Solar powered charging station	127,000	80,126	46,874	-

5.	Related Party Transactions and Balances

	(a)	At December 31, 2011, a total of $8,592 (2010 - $2,233) was due to directors of the Company. The amount is unsecured, non-interest bearing and due on demand.

	(b)	During the year ended December 31, 2011, the Company recognized $5,332 (2010 - $Nil) for donated rent at $444 per month provided by the President of the Company.

(c)

During the year ended December 31, 2011, the Company recognized $224,675 (2010 - $Nil) for management services provided by the President of the Company. As at December 31, 2011, $385,000 is owed to the President of the Company. Included in the $385,000 is accounts payable of $140,325 assumed on the acquisition of Sunlogics Power (See Note 11).The amount is unsecured, non-interest bearing and due on demand.

(d)

On May 2, 2011, the Company’s subsidiary entered in a right of first offer agreement with Sunlogics Inc., a related company, whereby the Company’s subsidiary was granted the right of first offer to purchase any solar assets developed by Sunlogics Inc. at fair market value for a 3 year period. The Company’s subsidiary has the discretion to renew the term for an additional 3 year period.

(e)

In January 2011, the Company entered into a purchase agreement with Rooftop Energy LLC, a company formerly with common directors and officer, to acquire a solar powered charging station for $175,000 less a state renewal energy credit of $48,000. As at December 31, 2011, $120,226 was included in accounts payable and is owed to Rooftop Energy LLC. The amount is secured against the solar power charging station, non-interest bearing and due on demand.

	(f)	On August 31, 2011, the Company settled amounts owing to a former director and officer for cash advances and expenses paid on behalf of the Company for 2,084,153 shares (See Note 8).

	(g)	On May 12, 2011, the Company purchased 100% of the outstanding shares of Sunlogics Power Fund Management Inc. from the President of the Company (See Note 11).

	(h)	On October 31, 2011, the Company issued a $200,000 convertible note to a company that is significantly influenced by the President of the Company through an equity interest (See Note 6(a)).

Salamon Group, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements for the years ended December 31, 2011 and 2010
(Expressed in US dollars)

5.	Related Party Transactions and Balances (continued)

	(i)	On December 15, 2011, the Company issued a $75,000 convertible note to a shareholder of the Company (See Note 6(c)).

6.	Convertible Debt

(a)

On October 31, 2011, the Company issued a convertible note in the sum of $200,000 with a maturity date of April 30, 2012 to a company that is significantly influenced by the President of the Company through an equity interest. The note bears interest at 16% per annum and is to be paid in full on the maturity date, unless previously paid or converted into the Company’s common stock. The Note holder has the right from November 10, 2011 to convert any unpaid principal portion, into common shares of the Company at a conversion price of $0.03 per share.

Pursuant to ASC 470-20, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $32,667 as additional paid-in capital and an equivalent discount that reduced the carrying value of the convertible debenture to $167,333. The discount is being expensed over the term of the loan to increase the carrying value to the face value of the loan.

During the year ended December 31, 2011, the Company recorded accretion of discount of $15,198 increasing the carrying value of the loan to $182,532.

(b)

On November 10, 2011, the Company issued a convertible note in the sum of $150,000 with a maturity date of April 30, 2012. The note bears interest at 6% per annum and is to be paid in full on the maturity date, unless previously paid or converted into the Company’s common stock. The note holder has the right from November 20, 2011 to convert any unpaid principal portion, into common shares of the Company at a conversion price of $0.025 per share.

Pursuant to ASC 470-20, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $24,000 as additional paid-in capital and an equivalent discount that reduced the carrying value of the convertible debenture to $126,000. The discount is being expensed over the term of the loan to increase the carrying value to the face value of the loan.

During the year ended December 31, 2011, the Company recorded accretion of discount of $8,979 increasing the carrying value of the loan to $134,979.

(c)

On December 15, 2011, the Company issued a convertible note in the sum of $75,000 with a maturity date of April 30, 2012 to a shareholder of the Company. The note bears interest at 6% per annum and is to be paid in full on the maturity date, unless previously paid or converted into the Company’s common stock. The note holder has the right from December 25, 2011 to convert any unpaid principal portion, into common shares of the Company at a conversion price of $0.025 per share.

Pursuant to ASC 470-20, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $36,000 as additional paid-in capital and an equivalent discount that reduced the carrying value of the convertible debenture to $39,000. The discount is being expensed over the term of the loan to increase the carrying value to the face value of the loan.

During the year ended December 31, 2011, the Company recorded accretion of discount of $10,197 increasing the carrying value of the loan to $49,197.

Salamon Group, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements for the years ended December 31, 2011 and 2010
(Expressed in US dollars)

7.	Loans Payable

During the year ended December 31, 2011, Radiant Offshore Fund Ltd. (“Radiant Offshore”) and Radiant Performance Fund LP. (“Radiant Performance”) funded $353,988 (CAN$360,000) (2010 - $nil) of the loans advanced to ARISE (See Note 3). The portion funded by Radiant Offshore and Radiant Performance have been recorded as loans payable. The loans payable to Radiant Offshore and Radiant Performance are non-interest bearing and due on demand. Any funds received by the Company from ARISE must first be used to repay Radiant Offshore and Radiant Performance. No repayments were received from ARISE and made to Radiant Offshore or Radiant Performance for the year ended December 31, 2011.

Subsequent to year end, the loans were settled by the Company with a convertible redeemable note (See Note 13(i)).

8.	Common Stock

(a)

On January 24, 2011, the Company, pursuant to an agreement dated November 15, 2010, issued 1,500,000 shares of its common stock to a third party to settle accounts payable related to services provided. The shares were recorded in common stock to be issued as at December 31, 2010.

(b)

On May 12, 2011, the Company issued 20,000,000 shares of its common stock to an officer and director of the Company in a share exchange for 100% of the issued and outstanding shares of Sunlogics Power (See Note 11).

	(c)	On August 31, 2011 the Company issued 1,250,000 shares of its common stock with an estimated fair value of $22,425 in exchange for consulting services rendered.

(d)

On August 31, 2011, the Company issued 2,084,153 shares of its common stock with an estimated fair value of $104,208 to an officer and director of the Company in exchange for settlement of debt with a carrying value of $82,200. The difference of $22,008 was recognized in APIC as it was considered a capital transaction.

	(e)	On December 27, 2011, 10,294,881 common shares issued to the President of the Company were cancelled.

	(f)	On March 15, 2010, the Company issued 1,200,000 shares of common stock to Space Globe at a price of $0.02 per share (the estimated fair value) for the conversion of $18,811 of advances.

(g)

In June 2010, the Company, pursuant to an agreement, agreed to issue shares to a third party to settle accounts payable related to services provided. The Company issued 300,000 shares of its common stock, which were valued at their estimated fair value of $0.01 per share.

	(h)	On August 20, 2010, the Company issued 1,434,733 shares of common stock to Space Globe at a price of $0.015 per share (the estimated fair value) for the conversion of $21,521 of advances.

	(i)	On September 29, 2010, the Company issued 708,868 shares of common stock to Space Globe at a price of $0.017 per share (the estimated fair value) for the conversion of $12,051 of advances.

Salamon Group, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements for the years ended December 31, 2011 and 2010
(Expressed in US dollars)

8.	Common Stock (continued)

(j)

On November 30, 2010, the Company, pursuant to an agreement, agreed to issue shares to a third party to settle accounts payable related to services provided. According to the terms of the agreement, the Company will issue 1,500,000 shares of its common stock. The shares issuable were valued at $15,000 based their market price on the date of the agreement. These shares were issued on January 24, 2011.

9.	Share Purchase Warrants

On May 12, 2011, the Company issued 20,000,000 share purchase warrants upon the purchase of Sunlogics Power (Note 11). The share purchase warrants are exercisable at a price of $0.001 per share and expire on May 12, 2016.

10.	Commitments and Contingencies

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

(b) Purchase commitments

On December 30, 2011 the Company entered into an agreement to purchase solar modules in the amount of $20,291,000.

11.	Acquisition of Sunlogics Power

On May 12, 2011, the Company entered into a stock purchase agreement with a director and officer of the Company to acquire all of the issued and outstanding shares of Sunlogics Power in exchange for 20,000,000 shares of the Company’s common stock and 20,000,000 stock purchase warrants. The warrants are exercisable at a price of $0.001 per share and expire on May 12, 2016. The acquisition of Sunlogics Power has been accounted for as an asset acquisition. The operations of Sunlogics Power have been included in these consolidated financial statements from the date of acquisition.

The following is a summary of the purchase price allocation at the date of acquisition based upon the estimated fair value of the assets acquired and liabilities assumed:

Salamon Group, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements for the years ended December 31, 2011 and 2010
(Expressed in US dollars)

11.	Acquisition of Sunlogic Power (continued)

Consideration Given:

20,000,000 common shares and 20,000,000 share purchase warrants.	$811,872

Net assets acquired at fair value

Cash	$1
Intangible assets	1,299,595
Deferred income tax liability	(324,899)
Accounts payable	(162,825)
Net assets at estimated fair value	$811,872

Subsequent to recording the asset acquisition, the intangible asset pertaining to the first right of refusal to acquire solar assets from Sunlogics Inc. was written down to its estimated fair value of $0 by an impairment charge of $1,299,595. As a result, a deferred income tax recovery of $324,899 was recorded.

12.	Income Taxes

The Company is subject to United States federal income taxes at an approximate rate of 35% (2010 – 35%). The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax recovery as reported is as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2011	2010
	$	$
Income tax recovery computed at the statutory rate	637,379	42,477
Difference in foreign tax rates	(129,960)	(27,924)
Change in estimates	-	262
Permanent difference	(34,299)	–
Change in valuation allowance	(148,221)	(14,815)
Income tax recovery	324,899	–

Significant components of the Company’s deferred income tax assets as at December 31, 2011 and 2010, after applying enacted corporate income tax rates, are as follows:

	December 31,	December 31,
	2011	2010
	$	$
Deferred income tax assets
Cumulative net operating losses	427,394	286,815
Property and equipment	28,044	–
Valuation allowance	(435,036)	(286,815)
Deferred income tax liability
Convertible debentures	(20,402)	–
Net deferred income tax assets	–	–

The Company has net operating loss carryforwards of $1,221,126 which expire commencing in 2017.

Salamon Group, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements for the years ended December 31, 2011 and 2010
(Expressed in US dollars)

13.	Subsequent Events

(a)

On January 6, 2012, the Company entered into an agreement with ARISE to provide CAN$520,000 in loans (“Fifth Bridge Loan”), under the Third Tranche, as defined in the Original Loan Agreement. CAN$470,000 of the Fifth Bridge Loan was funded by Radiant Offshore and CAN$50,000 was funded by Radiant Performance on the Company’s behalf.

(b)

On January 9, 2012, the Company entered into a share purchase agreement the CEO of the Company to purchase 13,248,342 common shares of Sunlogics PLC for a purchase price of $22,522,181. The purchase price is payable in the form of a convertible debenture.

(c)

On January 9, 2012, the Company issued a convertible note in the sum of $22,522,181 with a maturity date of January 9, 2013 to the president of the Company in regards to the purchase of the shares of Sunlogics PLC (See Note 13(b)). The note bears no interest and is to be paid in full on the maturity date, unless previously paid or converted into the Company’s common stock. The Note holder has the right from the issue date to convert any unpaid principal portion, at a conversion price per share equal to 100% of the average of the five lowest closing bid prices of the Company’s common stock for the 20 trading days preceding a conversion date. The maximum conversion price is set at $0.20 per share.

(d)

On January 13, 2012, the Company provided a debtor-in-possession term loan facility (“DIP Loan Facility”) to ARISE. Under the terms of the DIP Loan Facility, the Company will provide a maximum of CAN$1,500,000 to ARISE, of which CAN$195,000 will form part of the Original Loan Agreement (See Note 3); and up to a further CAN$1,305,000 (“Fourth Tranche”). The DIP loans are due earlier of i) three months from the date of the initial advance ii) effective date of Court- approved proposal under BIA iii) closing date of a sale of all or substantially all of the assets of the Borrower and bear and interest rate of 12% per annum. The DIP Loan Facility is secured by certain assets of ARISE.

(e)

On January 20, 2012, the Company entered into an agreement with ARISE to advance CAN$500,000 in loans (“First DIP Loan”) to ARISE, under the Fourth Tranche, as defined in the DIP Loan Facility. CAN$485,000 of the First DIP Loan was funded by Radiant Offshore and CAN$15,000 was funded by Radiant Performance on the Company’s behalf. See Maturity date on DIP Loan Facility (Note 13(d)).

(f)

On February 6, 2012, the Company entered into an assignment of indebtedness agreement with Haverstock Masterfund Ltd. (“Haverstock”). Pursuant to the terms of the agreement, Haverstock assigned its secured obligations of CAN$444,747, a promissory note of CAN$750,000 (includes the secured obligations) and security in ARISE to the Company for a purchase price of CAN$444,747 in the form of a convertible debenture.

Salamon Group, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements for the years ended December 31, 2011 and 2010
(Expressed in US dollars)

13.	Subsequent Events (continued)

(g)

On February 12, 2012, the Company issued a convertible redeemable note in the amount of CAN$444,747 with a maturity date of December 31, 2014 to Haverstock in consideration for the assignment of indebtedness agreement (See Note 13(f)). The Note bears interest at 5% per annum and shall increase to 10% upon default. So long as there is no event of default, the Company has sufficient number of authorized shares of Common Stock reserved for issuance upon full conversion and the Company’s stock is trading at or below $0.50 per share, the Company has the option to redeem this Note and pay the holder 100% of the unpaid principal and accrued interest at any time. In the event that the trading price of the Company’s common stock is below the $0.50 post reverse stock split, the Company has the option to prepay a portion of the outstanding principal equal to 100% of the unpaid principal divided by thirty-six plus one month’s interest. The Note is to be paid in full on the maturity date, unless previously paid or converted into the Company’s common stock. The Note holder has the right to convert any unpaid principal and accrued interest, at a conversion price per share equal to 70% of the average of the five lowest closing bid prices of the Company’s common stock for the 20 trading days preceding a conversion date. The Note is secured by assets purchased from ARISE in the form of a convertible debenture.

(h)

On February 14, 2012, the Company entered into an assignment of indebtedness agreement with Radiant Offshore and Radiant Performance. Pursuant to the terms of the agreement, Radiant Offshore and Radiant Performance assigned its secured obligations of CAN$5,066,746, credit agreements and security in ARISE to the Company for a purchase price of CAN$5,066,746.

(i)

On February 13, 2012, the Company issued a convertible redeemable note in the amount of $5,066,746 with a maturity date of February 13, 2015 to Radiant Offshore in consideration for the assignment of indebtedness agreement (See Note 13(h)). The Note bears interest at 5% per annum and shall increase to 10% upon default. So long as there is no event of default, the Company has sufficient number of authorized shares of Common Stock reserved for issuance upon full conversion and the Company’s stock is trading at or below $0.50 per share, the Company has the option to redeem this Note and pay the holder 100% of the unpaid principal and accrued interest at any time. In the event that the trading price of the Company’s common stock is below the $0.50 post reverse stock split, the Company has the option to prepay a portion of the outstanding principal equal to 100% of the unpaid principal divided by thirty-six plus one month’s interest. The Note is to be paid in full on the maturity date, unless previously paid or converted into the Company’s common stock. The Note holder has the right to convert any unpaid principal and accrued interest, at a conversion price per share equal to 70% of the average of the five lowest closing bid prices of the Company’s common stock for the 20 trading days preceding a conversion date. The Note is secured by assets purchased from ARISE.

(j)

On February 24, 2012, the Company entered into an agreement with ARISE to advance CAN$250,000 in loans (“Second DIP Loan”) to ARISE, under the Fourth Tranche, as defined in the DIP Loan Facility. CAN$242,500 of the Second DIP Loan was funded by Radiant Offshore and CAN$7,500 was funded by Radiant Performance on the Company’s behalf. See Maturity date on DIP Loan Facility (Note 13(d)).

Salamon Group, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements for the years ended December 31, 2011 and 2010
(Expressed in US dollars)

13.	Subsequent Events (continued)

(k)

On March 16, 2012, subsequently amended on March 19, 2012, the Company entered into an agreement to purchase 100% of the outstanding shares of Eco Energy Solutions (Australia) PTY Ltd., a private company located in Australia involved in the design, supply and installation of renewable energy projects, for a purchase price consisting of 8,000,000 warrants exercisable for $0.001 per share until March 14, 2013.

(l)

On February 29, 2012, the Company entered into an agreement with ARISE to advance CAN$75,000 in loans (“Third DIP Loan”) to ARISE, under the Fourth Tranche, as defined in the DIP Loan Facility. CAN$72,750 of the Third DIP Loan was funded by Radiant Offshore and CAN$2,250 was funded by Radiant Performance on the Company’s behalf. See Maturity date on DIP Loan Facility (Note 13(d)).

(m)

On March 2, 2012, the Company entered into a agreement (the “Purchase Agreement”) to purchase certain assets of the PV Silicon Business, the PV Cell Business, and PV Systems Business assets (the “Assets”) from ARISE for a purchase price of CAN$5,839,512 which is equal to the assumed indebtedness due to the Company under the Original Loan Agreement and DIP Loan Facility at the purchase date. The Purchase Agreement is subject to approval by the Courts.

(n)

On March 2, 2012, the Company entered in an agreement with Daystar Technologies, Inc. (“Daystar) whereby the President of the Company advanced $500,000 to DayStar on behalf of the Company in exchange for a convertible promissory note due to the Company bearing interest at 6% per annum and a maturity date of 12 months from the closing date. The first tranche of $400,000 closed on March 14, 2012, and the Company has the right from the issuance date to convert all or any part of the outstanding principal plus any amount of accrued but unpaid interest into common stock of DayStar at $0.24 per share. The second tranche of $100,000 closed on March 16, 2012, and the Company has the right from the issuance date to convert all or any part of the outstanding principal plus any amount of accrued but unpaid interest into common stock of DayStar at $0.23 per share. The $500,000 amount was advanced by the President on behalf of the Company, and the advance is non-interest bearing, secured by the convertible promissory note with Daystar, and due on demand.