Form 10-Q
period 2012-03-31
SALAMON GROUP INC
filed 2012-05-23
CIK 1274211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

SALAMON GROUP INC.
(Exact name of registrant as specified in its charter)

Nevada	93-1324674
(State or other jurisdiction of	(I.R.S. Employer Identification
incorporation or organization)	no.)

5-215 Neave Road	V1V 2L9
Kelowna, BC, Canada	(Zip Code)
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

As of March 31, 2012, the aggregate market value of the Registrant’s voting stock held by non-affiliates was approximately $9,680,000

Number of shares of the issuer’s common stock, $0.001 par value, outstanding as of March 31, 2012: 40,000,000 shares

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Salamon Group, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in US dollars)

	March 31,	December 31,
	2012	2011
	$	$
	(unaudited)
ASSETS

Current assets:

Cash	27,110	783
Accounts receivable (net of allowance of $nil)	969,942	-
Costs of uncompleted contracts in excess of related billings	630,921	-
Loans receivable (Note 5)	-	782,706
Convertible note receivable (Note 4)	500,000	-
Short-term investment (Note 3)	15,682,062	-
Total Current Assets	17,810,035	783,489

Patents (Note 7)	3,805,545	-
Property and equipment (Note 6)	55,815	46,874
Total Assets	21,671,395	830,363

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:

Accounts payable and accrued liabilities	509,290	287,550
Convertible debt, net of unamortized discount of $959 (Note 9)	28,495,836	366,708
Loans payable (Note 10)	75,068	353,988
Advances from directors (Note 8)	953,210	393,592
Current portion of deferred revenues (Note 2(l))	2,500	2,500
Total Current Liabilities	30,035,904	1,404,338

Deferred revenues, long-term portion (Note 2(l))	43,332	44,374
Total Liabilities	30,079,236	1,448,712

Going Concern (Note 1)
Commitments (Note 12)
Subsequent Events (Note 14)

Stockholders’ Deficit:

Preferred stock, no par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value; 40,000,000 shares authorized, 40,000,000 (December 31, 2011 – 40,000,000) shares issued and outstanding	40,000	40,000
Additional paid-in capital	2,002,125	2,002,125
Common shares subscribed	100,000	-
Donated capital (Note 8)	6,665	5,332
Accumulated other comprehensive loss	(6,840,119)	-
Accumulated deficit	(3,716,512)	(2,665,806)
Total Stockholders’ Deficit	(8,407,841)	(618,349)
Total Liabilities and Stockholders’ Deficit	21,671,395	830,363

See accompanying notes to the consolidated financial statements

Salamon Group, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in US dollars)
(Unaudited)

			For the Period
	For the Three	For the Three	from April 27,
	Months Ended	Months Ended	2001 (Inception)
	March 31,	March 31,	to March 31,
	2012	2011	2012
	$	$	$

Revenues	1,042	-	4,168

Expenses
Bad debt	575,068	-	575,068
Depreciation	1,059	-	11,395
Donated rent (Note 8)	1,333	1,333	6,665
General and administrative (Note 8)	378,019	64,639	1,608,072
Interest expense	96,269	-	166,476
Research and development	-	-	315,000
Total Expenses	1,051,748	65,972	2,682,676
Loss Before Other Expenses	(1,050,706)	(65,972)	(2,678,508)

Other Expenses
Impairment of intangible asset	-	-	(1,299,595)
Impairment of property and equipment	-	-	(74,305)
Interest income	-	-	10,997

Loss before Income Taxes	(1,050,706)	(65,972)	(4,041,411)
Deferred income tax recovery	-	-	324,899
Net Loss	(1,050,706)	(65,972)	(3,716,512)

Other Comprehensive Loss Item
Unrealized loss on available for sale securities	(6,840,119)	-	(6,840,119)
Comprehensive Loss	(7,890,825)	(65,972)	(10,556,631)

Loss Per Share – Basic and Diluted	(0.03)	(0.00)
Weighted Average Shares Outstanding	40,000,000	26,710,728

See accompanying notes to the consolidated financial statements

Salamon Group, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)

	For the Three	For the Three	For the Period
	Months Ended	Months Ended	from April 27,
	March 31,	March 31,	2001 (Inception)
	2012	2011	to March 31, 2012
	$	$	$

Cash flow from operating activities:

Net loss	(1,050,706)	(65,972)	(3,716,512)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible asset	-	-	55,000
Bad debt expense	575,068	-	575,068
Estimated fair value of common stock issued for patents	-	-	315,000
Accretion on convertible debt	57,333	-	91,708
Beneficial conversion of amounts due to related party	-	-	35,833
Depreciation of property and equipment	1,059	-	11,395
Estimated fair value of common stock issued for services	-	-	168,216
Donated rent	1,333	1,333	6,665
Deferred income tax recovery	-	-	(324,899)
Impairment of write-down of intangible asset	-	-	1,299,595
Impairment of write-down of property and equipment	-	-	74,305
Changes in operating assets and liabilities:
Accounts payable	263,579	9,404	410,318
Accounts receivable	103,971	-	103,971
Accrued liabilities	-	5,000	-
Deferred revenues	(1,042)	-	45,832
Due to related party	59,618	-	444,618
Costs of uncompleted contracts in excess of related billings	(83,886)	-	(83,886)

Net cash provided by (used in) operating activities	(73,673)	(50,235)	(487,773)

Cash flows from investing activities:
Cash received on acquisition of Sunlogics Power	-	-	1
Purchase of property and equipment	-	-	(4,515)
Purchase of license	-	-	(50,000)

Net cash used in investing activities	-	-	(54,514)

Cash flows from financing activities:
Bank overdraft	-	(4)	-
Advances from directors	-	50,239	346,415
Proceeds from common shares subscribed	100,000	-	100,000
Proceeds from issuance of convertible debt	-	-	425,000
Loans receivable	-	-	(428,718)
Proceeds from related party note payable	-	-	23,700
Issuance of common stock for cash	-	-	103,000

Net cash provided by (used in) financing activities	100,000	50,235	569,397

Net increase in cash	26,327	-	27,110

Cash, beginning of period	783	-	-

Cash, end of period	27,110	-	27,110

Non-cash Financing Activities:
Common stock issued upon conversion of amounts due to related parties	-	-	458,588
Common stock to be issued or to be issued to settle accounts payable	-	-	28,059
Common stock issued upon conversion of related party note payable	-	-	23,700
Common stock issued for license	-	-	5,000
Common stock and warrants issued for acquisition of Sunlogics Power	-	-	811,872

See accompanying notes to the consolidated financial statements

Salamon Group, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements for the three months ended March 31, 2012 and 2011
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

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern. At March 31, 2012, the Company has accumulated losses of $3,716,512 since inception and a working capital deficit of $12,225,869 and expects to incur further losses in the development of its business, all of which cast substantial doubt about the Company’s ability to continue as a going concern.

Management plans to continue to provide for the Company’s capital needs by issuing debt and equity securities and by the continued support of its related parties (see Note 8). The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. There is no assurance that funding will be available to continue the Company’s business operations.

2.	Summary of Significant Accounting Policies

	(a)	Basis of presentation and consolidation

The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States and are expressed in United States dollars. The Company’s fiscal year end is December 31. These consolidated financial statements include the accounts of its wholly-owned subsidiary Sunlogics Power Fund Management Inc. (“Sunlogics Power”) from the date control was acquired on May 12, 2011, Sunlogics Solar Inc. (“Sunlogics Solar”) incorporated on March 1, 2012, and Sunlogics Tech Group Inc. incorporated on March 1, 2012. All inter-company transactions and balances have been eliminated.

	(b)	Interim consolidated financial statements

The interim consolidated unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these interim unaudited consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2011, included in the Company’s Annual Report on Form 10-K filed on April 13, 2012 with the SEC.

The interim consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position as at March 31, 2012 and the consolidated results of its operations and consolidated cash flows for the three months ended March 31, 2012. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for future quarters or the full year ending December 31, 2012.

Salamon Group, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements for the three months ended March 31, 2012 and 2011
(Expressed in US dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	(c)	Use of estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to deferred income tax asset valuation allowances, stock- based payments, useful life and valuation of property and equipment, valuation of intangible assets and financial instrument valuations. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses. The actual results experience by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

	(d)	Foreign currency translation

The Company’s and its subsidiaries’ functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with ASC 830, Foreign Currency Translation Matters, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.

	(e)	Basic and diluted net loss per share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share, which requires presentation of both basic and diluted loss per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, convertible preferred stock, and convertible debt, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all potentially dilutive common shares if their effect is antidilutive. At March 31, 2012 there were 187,646,000 potentially dilutive instruments outstanding.

	(f)	Property and Equipment

The Company’s solar powered charging station is recorded at cost and is depreciated on a straight-line basis over its estimated useful life of 20 years. Office furniture is depreciated on a straight-line basis over its estimated useful life of 5 years.

	(g)	Patents

Patents are stated at cost and have an indefinite life.

	(h)	Income taxes

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

Salamon Group, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements for the three months ended March 31, 2012 and 2011
(Expressed in US dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	(i)	Financial instruments

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

The Company’s financial instruments consist principally of cash, accounts receivable, convertible note receivable, loans receivable, accounts payable, loans payable, convertible debt, and advances from directors. At March 31, 2012, the Company estimates that the carrying values of all of its financial instruments approximate their fair values due to the nature or duration of these instruments.

As of March 31, 2012, assets measured at fair value on a recurring basis presented on the Company’s balance sheet included cash with a fair value measurement of $27,110, short-term investments of $15,682,062 using Level 1 and convertible note receivable of $500,000 using Level 3.

	(j)	Stock-based compensation

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

	(k)	Comprehensive loss

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2012, the Company’s comprehensive loss consists of net loss and unrealized losses on available-for-sale investments.

	(l)	Revenue and Deferred Revenue Recognition

The Company recognizes revenues from sales of goods and services only when a firm sales agreement is in place, delivery has occurred or services have been rendered and collectability of the fixed or determinable sales price is reasonably assured. The fees from the usage of its solar powered charging station are deferred and recognized as revenues over the term of the service agreement. The Company uses the completed contract method to recognize sales for certain construction and installation contracts.

Salamon Group, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements for the three months ended March 31, 2012 and 2011
(Expressed in US dollars)
(Unaudited)

Summary of Significant Accounting Policies (continued)

(m)	New accounting policies adopted

Comprehensive income

In June 2011, ASC guidance was issued related to comprehensive income. Under the updated guidance, an entity will have the option to present the total of comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In addition, the update requires certain disclosure requirements when reporting other comprehensive income. The update does not change the items reported in other comprehensive income or when an item of other comprehensive income must be reclassified to income. The adoption of this updated guidance did not have a material effect on the Company’s financial statements.

Fair Value Accounting

In May 2011, ASC guidance was issued related to disclosures around fair value accounting. The updated guidance clarifies different components of fair value accounting including the application of the highest and best use and valuation premise concepts, measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity and disclosing quantitative information about the unobservable inputs used in fair value measurements that are categorized in Level 3 of the fair value hierarchy. The adoption of this updated guidance did not have a material effect on the Company’s financial statements.

(n)	Recent accounting pronouncements

The Company has implemented all other new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Short-term Investment

On January 9, 2012, the Company entered into a share purchase agreement the CEO of the Company to purchase 13,248,342 common shares of Sunlogics PLC for a purchase price of $22,522,181. The purchase price is payable in the form of a convertible debenture. Refer to Note 9(d) and Note 8(a). The Company has classified the investment as available-for-sale and recorded the fair value of the shares purchased of $22,522,181. During the three months ended March 31, 2012, the Company recorded an unrealized loss of $6,840,119 in other comprehensive loss and reduced the carrying value of the investment to $15,682,062 as at March 31, 2012.

4.	Convertible Note Receivable

On March 2, 2012, the Company entered in an agreement with Daystar Technologies, Inc. (“Daystar) whereby the President of the Company advanced $500,000 to DayStar on behalf of the Company in exchange for a convertible promissory note due to the Company bearing interest at 6% per annum and a maturity date of 12 months from the closing date. The first tranche of $400,000 closed on March 14, 2012, and the Company has the right from the issuance date to convert all or any part of the outstanding principal plus any amount of accrued but unpaid interest into common stock of DayStar at $1.68 per share. The second tranche of $100,000 closed on March 16, 2012, and the Company has the right from the issuance date to convert all or any part of the outstanding principal plus any amount of accrued but unpaid interest into common stock of DayStar at $1.61 per share. The $500,000 amount was advanced by the President on behalf of the Company. Refer to Note 8(b).

The Company has classified the investment as available-for-sale and recorded the fair value of the convertible promissory note of $500,000 as at March 31, 2012.

Salamon Group, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements for the three months ended March 31, 2012 and 2011
(Expressed in US dollars)
(Unaudited)

5.	Loans Receivable

On October 28, 2011, the Company entered into agreement with Radiant Offshore Fund Ltd. (“Radiant Offshore”) whereby Radiant Offshore assigned secured obligations of $350,000 (CAN$350,000), a loan agreement (the “Original Loan Agreement”) and debentures due from ARISE Technologies Corporation (“ARISE”) and the security instruments and guarantees for the secured obligations for consideration of $350,000 (CAN$350,000). Under the terms of the Original Loan Agreement assigned from Radiant Offshore, the Company will advance a maximum amount of $1,500,000 (CAN$1,500,000) to ARISE, and any loans advanced have a maturity date of April 14, 2012 and bear interest at 12% per annum. During the year ended December 31, 2011, the Company advanced $785,000 (CAN$785,000) to ARISE.

On January 6, 2012, the Company entered into an agreement with ARISE to provide an additional $500,000 (CAN$500,000) the loan was funded by Radiant Offshore and Radiant Performance on the Company’s behalf.

On January 13, 2012, the Company provided a debtor-in-possession term loan facility (“DIP Loan Facility”) to ARISE. Under the terms of the DIP Loan Facility, the Company will provide a maximum of an additional $1,305,000 (CAN$1,305,000). The DIP loans are due earlier of i) three months from the date of the initial advance ii) effective date of Court-approved proposal under BIA iii) closing date of a sale of all or substantially all of the assets of the Borrower and bear and interest rate of 12% per annum. The DIP Loan Facility is secured by certain assets of ARISE. Radiant Offshore and Radiant Performance advanced $825,000 (CAN$825,000) to ARISE pursuant to the DIP Loan Facility on behalf of the Company during the three months ended March 31, 2012.

On February 14, 2012, the Company entered into an assignment of indebtedness agreement with Radiant Offshore and Radiant Performance. Pursuant to the terms of the agreement, Radiant Offshore and Radiant Performance assigned its secured obligations of $5,066,746 (CAN$5,066,746), credit agreements and security in ARISE to the Company for a purchase price of $5,066,746 (CAN$5,066,746). On February 13, 2012, the Company issued a convertible redeemable note in the amount of $5,066,746 with a maturity date of February 13, 2015 to Radiant Offshore in consideration for the assignment of indebtedness agreement. Refer to Note 9(f).

On February 6, 2012, the Company entered into an assignment of indebtedness agreement with Haverstock Masterfund Ltd. (“Haverstock”). Pursuant to the terms of the agreement, Haverstock assigned its secured obligations of $444,747 (CAN$444,747), a promissory note of $750,000 (CAN$750,000) (includes the secured obligations) and security in ARISE to the Company for a purchase price of $444,747 (CAN$444,747) in the form of a convertible debenture. Refer to Note 9(e).

On March 2, 2012, Salamon Group, Inc. (Salamon) entered into an Agreement of Purchase and Sale (the Agreement) with ARISE Technologies Corporation (ARISE). Pursuant to the Agreement Salamon acquired the PV Systems Business, the PV Silicon Business and the PV Cell Business assets from ARISE for a purchase price of $5,436,493. This purchase price is equal to the assumed indebtedness due to Salamon under the Haverstock assignment, the Radiant assignment, the Original Loan Agreement, and $325,000 of amounts owing pursuant to the DIP Loan Facility at the purchase date. The loans receivable were applied against the purchase price of the assets.

At March 31, 2012, the Company recorded an allowance for bad debts equal to the remaining $575,000 of advances to ARISE that were not included in the Agreement.

6.	Property and Equipment

In 2011, the Company acquired a solar powered charging station. Depreciation for the three month ended March 31, 2012 was $1,059 (2011 - $nil).

				December 31,
			March 31, 2012	2011
		Accumulated	Net Carrying	Net Carrying
	Cost	Depreciation	Value	Value
	$	$	$	$

Solar powered charging station	127,000	81,185	45,815	46,874
Office furniture	10,000	-	10,000	-
	137,000	81,185	55,815	46,874

Salamon Group, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements for the three months ended March 31, 2012 and 2011
(Expressed in US dollars)
(Unaudited)

7.	Patents

The Company has acquired patents from Arise Technologies Corporation on March 2, 2012 (refer to Note 13) which were allocated a fair value of $3,805,545.

8.	Related Party Transactions and Balances

(a)

On January 9, 2012, the Company entered into a share purchase agreement the CEO of the Company to purchase 13,248,342 common shares of Sunlogics PLC for a purchase price of $22,522,181. The purchase price was by the issuance of a $22,522,181 convertible debenture. Refer to Notes 3 and 9(d).

(b)

On March 2, 2012, the Company entered in an agreement with Daystar Technologies, Inc. (“Daystar”) whereby the President of the Company advanced $500,000 to DayStar on behalf of the Company in exchange for a convertible promissory note due to the Company. The advance is non-interest bearing, secured by the convertible promissory note with Daystar which is due on demand. Refer to Note 4.

	(c)	During the three months ended March 31, 2012, the Company recognized $1,333 (2011 - $1,333) for donated rent at $444 per month provided by the President of the Company.

(d)

During the three months ended March 31, 2012, the Company recognized $75,000 (2011 - $30,000) for management services provided by the President of the Company. As at March 31, 2012, $453,210 (2011 - $393,592) is owed to the President of the Company. The amount is unsecured, non-interest bearing and due on demand.

	(e)	On October 31, 2011, the Company issued a $200,000 convertible note to a company that is significantly influenced by the President of the Company through an equity interest (Refer Note 9(a)).

	(f)	On December 15, 2011, the Company issued a $75,000 convertible note to a shareholder of the Company (see Note 9(c)).

Salamon Group, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements for the three months ended March 31, 2012 and 2011
(Expressed in US dollars)
(Unaudited)

9.	Convertible Debt

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

During the three months ended March 31, 2012, the Company recorded accretion of discount of $24,333 increasing the carrying value of the loan to $206,865.

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

During the three months ended March 31, 2012, the Company recorded accretion of discount of $14,120 increasing the carrying value of the loan to $149,099.

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

During the three months ended March 31, 2012, the Company recorded accretion of discount of $18,880 increasing the carrying value of the loan to $68,077.

Salamon Group, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements for the three months ended March 31, 2012 and 2011
(Expressed in US dollars)
(Unaudited)

9.	Convertible Debt (continued)

(d)

On January 9, 2012, the Company issued a convertible note in the sum of $22,522,181 with a maturity date of January 9, 2013 to the president of the Company in regards to the purchase of the shares of Sunlogics. Refer to Note 3 and 8(a). The note bears no interest and is to be paid in full on the maturity date, unless previously paid or converted into the Company’s common stock. The Note holder has the right from the issue date to convert any unpaid principal portion, at a conversion price per share equal to 100% of the average of the five lowest closing bid prices of the Company’s common stock for the 20 trading days preceding a conversion date. The maximum conversion price is set at $0.20 per share.

The Company analyzed the financial instrument under ASC 815, “Derivatives and Hedging”, and determined that the embedded conversion feature did not meet the characteristics of a derivative instrument. Pursuant to ASC 470-20, the Company determined that there was no intrinsic value and thus no beneficial conversion feature.

(e)

On February 12, 2012, the Company issued a convertible redeemable note in the amount of CAN$444,747 with a maturity date of December 31, 2014 to Haverstock in consideration for the assignment of indebtedness agreement. Refer to Note 5.

The Note bears interest at 5% per annum and shall increase to 10% upon default. So long as there is no event of default, the Company has sufficient number of authorized shares of Common Stock reserved for issuance upon full conversion and the Company’s stock is trading at or below $0.50 per share, the Company has the option to redeem this Note and pay the holder 100% of the unpaid principal and accrued interest at any time. In the event that the trading price of the Company’s common stock is below the $0.50, the Company has the option to prepay a portion of the outstanding principal equal to 100% of the unpaid principal divided by thirty-six plus one month’s interest. The Note is to be paid in full on the maturity date, unless previously paid or converted into the Company’s common stock. The Note holder has the right to convert any unpaid principal and accrued interest, at a conversion price per share equal to 70% of the average of the five lowest closing bid prices of the Company’s common stock for the 20 trading days preceding a conversion date. The Note is secured by assets purchased from ARISE in the form of a convertible debenture.

The Company analyzed the financial instrument under ASC 815, “Derivatives and Hedging”, and determined that the embedded conversion feature did not meet the characteristics of a derivative instrument. Pursuant to ASC 470-20, the Company determined that there was no intrinsic value and thus no beneficial conversion feature.

(f)

On February 13, 2012, the Company issued a convertible redeemable note in the amount of $5,066,746 with a maturity date of February 13, 2015 to Radiant Offshore in consideration for the assignment of indebtedness agreement. Refer to Note 5.

The Note bears interest at 5% per annum and shall increase to 10% upon default. So long as there is no event of default, the Company has sufficient number of authorized shares of Common Stock reserved for issuance upon full conversion and the Company’s stock is trading at or below $0.50 per share, the Company has the option to redeem this Note and pay the holder 100% of the unpaid principal and accrued interest at any time. In the event that the trading price of the Company’s common stock is below the $0.50, the Company has the option to prepay a portion of the outstanding principal equal to 100% of the unpaid principal divided by thirty-six plus one month’s interest. The Note is to be paid in full on the maturity date, unless previously paid or converted into the Company’s common stock. The Note holder has the right to convert any unpaid principal and accrued interest, at a conversion price per share equal to 70% of the average of the five lowest closing bid prices of the Company’s common stock for the 20 trading days preceding a conversion date. The Note is secured by assets purchased from ARISE.

The Company analyzed the financial instrument under ASC 815, “Derivatives and Hedging”, and determined that the embedded conversion feature did not meet the characteristics of a derivative instrument. Pursuant to ASC 470-20, the Company determined that there was no intrinsic value and thus no beneficial conversion feature.

Salamon Group, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements for the three months ended March 31, 2012 and 2011
(Expressed in US dollars)
(Unaudited)

10.	Loans Payable

During the year ended December 31, 2011, Radiant Offshore Fund Ltd. (“Radiant Offshore”) and Radiant Performance Fund LP. (“Radiant Performance”) funded $360,000 (CAN$360,000) of the loans advanced to ARISE. During the three months ended March 31, 2012, Radiant Offshore and Radiant Performance funded an additional $1,325,000 (CAN$1,325,000) of the loans advanced to ARISE. Refer to Note 5.

The portion funded by Radiant Offshore and Radiant Performance have been recorded as loans payable. The loans payable to Radiant Offshore and Radiant Performance are non-interest bearing and due on demand. Any funds received by the Company from ARISE must first be used to repay Radiant Offshore and Radiant Performance. No repayments were received from ARISE and made to Radiant Offshore or Radiant Performance for the year ended December 31, 2011 or the three months ended March 31, 2012.

On February 13, 2012, the Company issued a convertible redeemable note (included in the $5,066,746 convertible redeemable note) in the amount of to secure $1,610,000 (CAN$1,610,000) of the loans payable to ARISE. Refer to Note 5. At March 31, 2012, $75,068 (CAN$75,000) of loans payable remain outstanding to Radiant Offshore and Radiant Performance.

11.	Share Purchase Warrants

On May 12, 2011, the Company issued 20,000,000 share purchase warrants upon the purchase of Sunlogics Power. The share purchase warrants are exercisable at a price of $0.001 per share and expire on May 12, 2016.

12.	Commitments and Contingencies

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

(b)

On March 16, 2012, subsequently amended on March 19, 2012, the Company entered into an agreement to purchase 100% of the outstanding shares of Eco Energy Solutions (Australia) PTY Ltd., a private company located in Australia involved in the design, supply and installation of renewable energy projects, for a purchase price consisting of 8,000,000 warrants exercisable for $0.001 per share until March 14, 2013. As May 22, 2012, the transaction had not yet closed.

(c)

On March 30, 2012, the Company entered into a memorandum of agreement and binding letter of intent to acquire a 100% interest in Solar Samoa Ltd., a private solar energy company, for a purchase price of $3,100,000. As at May 22, 2012, a definitive agreement has not been entered into.

(d) On December 30, 2011, the Company entered into an agreement to purchase solar modules in the amount of $20,291,000. The purchase agreement was cancelled as at March 31, 2012.

Salamon Group, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements for the three months ended March 31, 2012 and 2011
(Expressed in US dollars)
(Unaudited)

13.

Acquisition of ARISE Technologies Corporation

On March 2, 2012, the Company entered into a agreement (the “Purchase Agreement”) to purchase certain assets of the PV Silicon Business, the PV Cell Business, and the PV Systems Business (the “Assets”) from ARISE for a purchase price of $5,436,493 which is equal to the assumed indebtedness due to Salamon under the Haverstock assignment, the Radiant assignment, the Original Loan Agreement, and $325,000 of amounts owing pursuant to the DIP Loan Facility at the purchase date.

The acquisition of the Assets has been accounted for as an asset acquisition.

The Company’s allocation of the purchase cost to the assets acquired and liabilities assumed is based upon their estimated fair values at the time of acquisition. The Company is currently in the process of completing the determination of the fair values for the assets and liabilities acquired. As a result, the purchase price allocation is subject to change in 2012 as the valuation process is completed. The following is a summary of the purchase price allocation at the date of acquisition based upon the estimated fair value of the assets acquired and liabilities assumed:

Consideration Given:

Settlement of $5,436,493 of assumed debt	$5,436,493
Net assets acquired at fair value
Accounts receivable	$1,073,913
Patents	3,805,545
Office furniture	10,000
Costs of uncompleted contracts in excess of related billings	547,035
Net assets at estimated fair value	$5,436,493

14.	Subsequent Events

	(a)	Subsequent to March 31, 2012, the Company received proceeds of $300,000 for 1,500,000 common shares subscribed. As at May 22, 2012, the common shares have yet to be issued.

(b)

On April 13, 2012, the Company entered into an agreement to acquire solar assets from Earth Right Energy LLC for considerations of $1,350,000 payable in equal value of shares in the Company. As at May 22, 2012, the common shares have yet to be issued.

	(c)	On April 16, 2012, the Company entered into an agreement to install solar electric system with Earth Right Energy LLC for cash payments of $540,000.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

On May 12, 2011, we completed the acquisition of Sunlogics Power Fund Management Inc. Sunlogics Power Fund is focused on the acquisition of solar powered electricity generating facilities which have long term power purchasing agreements in place with local power utilities and commercial users. On March 2, 2012, we completed the acquisition of the Systems Business and certain Silicon technology from arise Technologies Corporation. On March 16, 2012 we entered into an agreement to purchase 100% of the issued shares of Eco energy Solutions Australia and on March 30, 2012 executed an MOU and Binding Letter of Intent to acquire Solar Samoa Limited.

For the period from inception (April 27, 2001) through March 31, 2012, our deficit accumulated has amounted to $3,716,512.

As reported in the Report of Independent Registered Public Accounting Firm on our December 31, 2011 financial statements, we have suffered recurring losses from operations, we have a working capital deficit and a deficit accumulated during the development stage. These items raise substantial doubt about our ability to continue as a going concern.

The Company plans to generate revenues through: i) the sale of solar powered electricity to local power utilities and end users through long term power purchase agreements; and ii) by acquiring solar power generating plants which the Company is currently identifying with potential sellers in the United States, Canada and other parts of the world. If the Company is successful in acquiring revenue producing renewable energy projects, we intend to finance our operations through a combination of debt and/or equity financing.

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

Results of Operations
The operating results and cash flows are presented for the three months periods ended March 31, 2012 and 2011.

Summary of Period End Results
	Three Months Ended
	March 31,	March 31,
	2012	2011
Revenue	$1,042	$-
Expenses	(1,051,748)	(65,972)
Net Income (Loss)	$(1,050,706)	$(65,972)

Revenues

For the three months period ended March 31, 2012, we had total revenue of $1,042, compared to Nil for the three month period ended March 31, 2011, an increase of $1,042 from revenues for usage of the Company’s solar powered charging station.

As of March 31, 2012 deferred revenue totalled $45,832.

Expenses

The major components of our expenses for the three month period are outlined below:

	Three Months Ended
	March 31,	March 31,
	2012	2011
Bad Debt	$575,068	$-
Depreciation	1,059	-
Donated Rent	1,333	1,333
General and Administrative	378,019	64,639
Interest Expense	96,269	-
Total Expenses	$1,051,748	$65,972

For the three month period ended March 31, 2012, we had total operating expenses of $1,051,748, compared to $65,972 for the three month period ended March 31, 2011, an increase of $985,776.

For the three month period ended March 31, 2012, we had total general and administrative expenses of $378,019, compared to $64,639 for the three month period ended March 31, 2011, an increase of $313,380.

For the three month period ended March 31, 2012, we had management fees of $75,000, compared to $30,000 for the three month period ended March 31, 2011.

For the three month period ended March 31, 2012, we had bad debt of $575,068 compared to Nil for the three month period ended March 31, 2011, an increase of $575,068.

For the three month period ended March 31, 2012, we had interest expense of $96,269 compared to Nil for the three month period ended March 31, 2011, an increase of $96,269.

The net loss for the three month period ended March 31, 2012 was $1,050,706 compared to $65,972 for the three month period ended March 31, 2011, an increase of $984,734.

Liquidity and Capital Resources

Working Capital

	At Mar 31,	At December
	2012	31, 2011
Current Assets	$17,810,035	$783,489
Current Liabilities	(30,035,904)	(1,404,338)
Working Capital	$(12,225,869)	$(620,849)

Cash Flows	3 Months Ended
	March 31,	March 31,
	2012	2011
Net Cash Provided By (Used In) Operating Activities	$(73,673)	$(50,235)
Net Cash from Investing Activities	-	-
Net Cash (Used In) Provided By Financing Activities	100,000	50,235
Net Change in Cash During Period	$26,327	$-

Financing Requirements

From inception to March 31, 2012, we have suffered cumulative losses in the amount of $3,716,512. Since our inception, we have funded operations through common stock issuances, related party loans, and the support of creditors in order to meet our strategic objectives. Our management believes that sufficient funding will be available to meet our business objectives, including anticipated cash needs for working capital, and are currently evaluating several financing options, including a public offering of securities. However, there can be no assurance that we will be able to obtain sufficient funds to continue our operations. As a result of the foregoing, our independent auditors believe there exists substantial doubt about our ability to continue as a going concern. There is no assurance that we will be able to obtain additional financing if and when required. We anticipate that additional financing may come in the form of sales of additional shares of our common stock which may result in dilution to our current shareholders.

Financial Condition, Capital Resources and Liquidity

As of March 31, 2012, we have a deficit accumulated during the development stage of $3,716,512. At March 31, 2012, we had assets totalling $21,671,395 and liabilities of $30,079,236 attributable to amounts due to related parties, convertible notes, accounts payable and deferred revenue.

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

Net Operating Losses

As of March 31, 2012, we have accumulated a net loss of $3,716,512.

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

On March 30, 2012, the Company entered into a memorandum of agreement and binding letter of intent to acquire 100% interest in Solar Samoa Ltd, a private solar energy company, for a purchase price of $3,100,000.

On December 30, 2011 the Company entered into an agreement to purchase solar modules in the amount of $20,291,000. The purchase agreement was cancelled as at March 31, 2012.

Critical Accounting Policies

There were no changes to the critical accounting policies as discussed in our 2011 Form 10-K.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of our fiscal year ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SALAMON GROUP INC.
Dated: May 23, 2012	By: /s/ Michael Matvieshen