Form 10-Q
period 2012-06-30
SALAMON GROUP INC
filed 2012-09-07
CIK 1274211

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

SALAMON GROUP INC.
(Exact name of registrant as specified in its charter)

Nevada	93-1324674
(State or other jurisdiction of	(I.R.S. Employer Identification
incorporation or organization)	no.)

2280B Leckie Road	V1X 6G6
Kelowna, BC, Canada	(Zip Code)
(Address of principal executive offices)

(778)-484-5159
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

Yes [X]            No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check one):

Large accelerated filer [_]	Accelerated filer [_]
Non-accelerated filer [_]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes             No [X]

State issuer’s revenues for its most recent fiscal year. $ 873,295

As of June 30, 2012, the aggregate market value of the Registrant’s voting stock held by non-affiliates was approximately $2,000,000 Number of shares of the issuer’s common stock, $0.001 par value, outstanding as of June 30, 2012: 40,000,000 shares

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Salamon Group, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in US dollars)

	June 30,	December 31,
	2012	2011
	$	$
	(unaudited)
ASSETS

Current assets:
Cash	65,274	783
Accounts receivable (net of allowance of $438,912)	330,889	-
Prepaid expenses and deposit	335,000	-
Loans receivable (Note 5)	30,000	782,706
Convertible note receivable (Note 4)	508,844	-
Short-term investment (Note 3)	2,613,716	-
Total Current Assets	3,883,723	783,489

Deposit	5,000	-
Patents (Note 7)	3,805,545	-
Property and equipment (Note 6)	54,756	46,874
Total Assets	7,749,024	830,363

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued liabilities	634,429	287,550
Convertible debt, net of unamortized discount of $593,756 (Note 9)	29,941,744	366,708
Loans payable (Note 10)	75,068	353,988
Advances from directors (Note 8)	1,048,210	393,592
Current portion of deferred revenues (Note 2(l))	2,500	2,500
Total Current Liabilities	31,701,951	1,404,338

Deferred revenues, long-term portion (Note 2(l))	42,290	44,374
Total Liabilities	31,744,241	1,448,712

Going Concern (Note 1)
Commitments and Contingencies (Note 12)
Subsequent Events (Note 14)

Stockholders’ Deficit:

Preferred stock, no par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value; 40,000,000 shares authorized, 40,000,000 (December 31, 2011 – 40,000,000) shares issued and outstanding	40,000	40,000
Additional paid-in capital	2,412,983	2,002,125
Common shares subscribed	400,000	-
Donated capital (Note 8)	7,998	5,332
Accumulated other comprehensive loss	(21,167,877)	-
Accumulated deficit	(5,688,321)	(2,665,806)
Total Stockholders’ Deficit	(23,995,217)	(618,349)
Total Liabilities and Stockholders’ Deficit	7,749,024	830,363

See accompanying notes to the consolidated financial statements

Salamon Group, Inc.
(A Development Stage Company)
Consolidated Statements of Comprehensive Loss
(Expressed in US dollars)
(Unaudited)

					For the Period
	For the Six	For the Six	For the Three	For the Three	from April 27,
	Months	Months	Months	Months	2001
	Ended	Ended	Ended	Ended	(Inception)
	June 30,	June 30,	June 30,	June 30,	to June 30,
	2012	2011	2012	2011	2012
	$	$	$	$	$

Revenues	873,295	1,042	872,253	1,042	876,421
Cost of goods sold	(1,301,915)	-	(1,301,915)	-	(1,301,915)
	(428,620)	1,042	(429,662)	1,042	(425,494)

Expenses
Bad debt	1,019,387	-	444,319	-	1,019,387
Depreciation	2,118	-	1,059	-	12,454
Donated rent (Note 8)	2,666	2,666	1,333	1,333	7,998
General and administrative (Note 8)	1,345,960	212,402	967,942	147,763	2,576,013
Interest expense	266,749	-	170,480	-	336,956
Research and development	-	-	-	-	315,000
Total Expenses	2,636,800	215,068	1,585,133	149,096	4,267,808
Loss Before Other Expenses	(3,065,500)	(214,026)	(2,014,795)	(148,054)	(4,693,302)

Other Expenses
Gain on debt extinguishment (Note 9)	34,141	-	34,141	-	34,141
Impairment of intangible asset	-	(1,748,800)	-	(1,748,800)	(1,299,595)
Impairment of property and equipment	-	-	-	-	(74,305)
Interest income	8,844	-	8,844	-	19,841

Loss before Income Taxes	(3,022,515)	(1,962,826)	(1,971,810)	(1,896,854)	(6,013,220)
Deferred income tax recovery	-	-	-	-	324,899
Net Loss	(3,022,515)	(1,962,826)	(1,971,810)	(1,896,854)	(5,688,321)

Other Comprehensive Loss Item
Unrealized loss on available for sale securities	(21,158,465)	-	(14,318,346)	-	(21,158,465)
Foreign currency translation	(9,412)		(9,412)	-	(9,412)
Comprehensive Loss	(24,190,392)	(1,962,826)	(16,299,568)	(1,896,854)	(26,856,198)

Loss Per Share – Basic and Diluted	(0.08)	(0.06)	(0.05)	(0.05)
Weighted Average Shares Outstanding	40,000,000	32,176,000	40,000,000	37,730,000

See accompanying notes to the consolidated financial statements

Salamon Group, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)

	For the Six	For the Six	For the Period
	Months Ended	Months Ended	from April 27,
	June 30,	June 30,	2001 (Inception)
	2012	2011	to June 30, 2012
	$	$	$

Cash flow from operating activities:

Net loss	(3,022,515)	(1,962,826)	(5,688,321)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible asset	-	-	55,000
Bad debt expense	1,019,387	-	1,019,387
Estimated fair value of common stock issued for patents	-	-	315,000
Accretion on convertible debt	159,923	-	194,298
Beneficial conversion of amounts due to related party	-	-	35,833
Depreciation of property and equipment	2,118	2,646	12,454
Estimated fair value of common stock issued for services	-	43,290	168,216
Gain on debt extinguishment	(34,141)	-	(34,141)
Donated rent	2,666	2,666	7,998
Deferred income tax recovery	-	-	(324,899)
Impairment of write-down of intangible asset	-	1,748,800	1,299,595
Impairment of write-down of property and equipment	-	-	74,305
Changes in operating assets and liabilities:
Accounts payable	447,623	9,519	594,362
Accounts receivable	289,861	-	289,861
Deferred revenues	(2,084)	48,958	44,790
Due to related party	154,618	-	539,618
Prepaid expenses and deposits	(340,000)		(340,000)
Costs of uncompleted contracts in excess of related billings	547,035	-	547,035

Net cash provided by (used in) operating activities	(775,509)	(106,947)	(1,189,609)

Cash flows from investing activities:
Cash received on acquisition of Sunlogics Power	-	1	1
Purchase of property and equipment	-	-	(4,515)
Purchase of license	-	-	(50,000)

Net cash used in investing activities	-	1	(54,514)

Cash flows from financing activities:
Bank overdraft	-	(4)	-
Advances from directors	-	106,951	346,415
Proceeds from common shares subscribed	400,000	-	400,000
Proceeds from issuance of convertible debt	470,000	-	895,000
Loans receivable	(30,000)	-	(458,718)
Proceeds from related party note payable	-	-	23,700
Issuance of common stock for cash	-	-	103,000

Net cash provided by (used in) financing activities	840,000	106,947	1,309,397

Net increase in cash	64,491	1	65,274
Cash, beginning of period	783	-	-

Cash, end of period	65,274	1	65,274

Non-cash Financing Activities:
Common stock issued upon conversion of amounts due to related parties	-	-	458,588
Common stock to be issued or to be issued to settle accounts payable	-	-	28,059
Common stock issued upon conversion of related party note payable	-	-	23,700
Common stock issued for license	-	-	5,000
Common stock and warrants issued for acquisition of Sunlogics Power	-	1,585,976	811,872

See accompanying notes to the consolidated financial statements

Salamon Group, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements for the six months ended June 30, 2012 and 2011
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

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern. At June 30, 2012, the Company has accumulated losses of $5,688,321 since inception and a working capital deficit of $27,818,228 and expects to incur further losses in the development of its business, all of which cast substantial doubt about the Company’s ability to continue as a going concern.

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

The interim consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position as at June 30, 2012 and the consolidated results of its operations and consolidated cash flows for the six months ended June 30, 2012. The results of operations for the six months ended June 30, 2012 are not necessarily indicative of the results to be expected for future quarters or the full year ending December 31, 2012.

Salamon Group, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements for the six months ended June 30, 2012 and 2011
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

The Company’s and its subsidiaries’ functional and reporting currency is the United States dollar except for Sunlogics Solar which has a Canadian dollar functional currency. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with ASC 830, Foreign Currency Translation Matters, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. The assets and liabilities for those subsidiaries with a Canadian dollar functional currency are translated at exchange rates in effect at the balance sheet date and revenues and expenditures are translated at average exchange rates. Differences arising from these foreign currency translations are recorded as accumulated other comprehensive income.

(e)	Basic and diluted net loss per share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share , which requires presentation of both basic and diluted loss per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, convertible preferred stock, and convertible debt, using the if- converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all potentially dilutive common shares if their effect is antidilutive. At June 30, 2012 there were 204,299,000 potentially dilutive instruments outstanding.

(f)	Property and Equipment

The Company’s solar powered charging station is recorded at cost and is depreciated on a straight-line basis over its estimated useful life of 20 years. Office furniture is depreciated on a straight-line basis over its estimated useful life of 5 years.

(g)	Patents

Patents are stated at cost and have an indefinite life.

(h)	Income taxes

The Company accounts for income tax using the asset and liability method in accordance with ASC 740, Income Taxes . The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

Salamon Group, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements for the six months ended June 30, 2012 and 2011
(Expressed in US dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

(i)	Financial instruments

Pursuant to ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments, an entity is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value using a hierarchy based on the level of independent, objective evidence when measuring fair value using a hierarch based on the level of independent, objective evidence surrounding the inputs used to measure fair value. The hierarchy prioritized the inputs into six levels that may be used to measure fair value:

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

The Company’s financial instruments consist principally of cash, accounts receivable, convertible note receivable, loans receivable, accounts payable, loans payable, convertible debt, and advances from directors. At June 30, 2012, the Company estimates that the carrying values of all of its financial instruments approximate their fair values due to the nature or duration of these instruments.

As of June 30, 2012, assets measured at fair value on a recurring basis presented on the Company’s balance sheet included cash with a fair value measurement of $65,274, short-term investments of $2,613,716 using Level 1.

(j)	Stock-based compensation

In accordance with ASC 718, Compensation – Stock Based Compensation and ASC 505-50, Equity Based Payments to Non- Employees, the Company accounts for share-based payments using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

(k)	Comprehensive loss

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2012, the Company’s accumulated comprehensive loss consists of net loss, unrealized losses on available-for-sale investments, and foreign currency translation of the Company’s subsidiary.

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

Salamon Group, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements for the six months ended June 30, 2012 and 2011
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

On January 9, 2012, the Company entered into a share purchase agreement with the CEO of the Company and acquired 13,248,342 common shares of Sunlogics PLC for a purchase price of $22,522,181. The purchase price is payable in the form of a convertible debenture. On April 3, 2012, the Company acquired an additional 1,500,000 common shares of Sunlogics PLC. The purchase price for the additional 1,500,000 common shares was also in the form of a convertible debenture. Refer to Note 9(d), (h) and Note 8(a). The Company has classified the investment as available-for-sale and recorded the fair value of the shares purchased of $23,772,181. During the six months ended June 30, 2012, the Company recorded an unrealized loss of $21,158,465 in other comprehensive loss and reduced the carrying value of the investment to $2,613,716 as at June 30, 2012.

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

The Company has classified the investment as available-for-sale and recorded the fair value of the convertible note receivable of $508,844 as at June 30, 2012.

Salamon Group, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements for the six months ended June 30, 2012 and 2011
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

On January 13, 2012, the Company provided a debtor-in-possession term loan facility (“DIP Loan Facility”) to ARISE. Under the terms of the DIP Loan Facility, the Company will provide a maximum of an additional $1,305,000 (CAN$1,305,000). The DIP loans are due earlier of i) six months from the date of the initial advance ii) effective date of Court-approved proposal under BIA iii) closing date of a sale of all or substantially all of the assets of the Borrower and bear and interest rate of 12% per annum. The DIP Loan Facility is secured by certain assets of ARISE. Radiant Offshore and Radiant Performance advanced $825,000 (CAN$825,000) to ARISE pursuant to the DIP Loan Facility on behalf of the Company during the six months ended June 30, 2012.

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

On March 2, 2012, the Company entered into an Agreement of Purchase and Sale (the Agreement) with ARISE Technologies Corporation (ARISE). Pursuant to the Agreement, the Company acquired the PV Systems Business, the PV Silicon Business and the PV Cell Business assets from ARISE for a purchase price of $5,436,493. This purchase price is equal to the assumed indebtedness due to the Company under the Haverstock assignment, the Radiant assignment, the Original Loan Agreement, and $325,000 of amounts owing pursuant to the DIP Loan Facility at the purchase date. The loans receivable were applied against the purchase price of the assets.

At June 30, 2012, the Company recorded an allowance for bad debts equal to the remaining $575,000 of advances to ARISE that were not included in the Agreement.

6.	Property and Equipment

In 2011, the Company acquired a solar powered charging station. Depreciation for the six month ended June 30, 2012 was $2,118 (2011 - $nil).

				December 31,
			June 30, 2012	2011
		Accumulated	Net Carrying	Net Carrying
	Cost	Depreciation	Value	Value
	$	$	$	$

Solar powered charging station	127,000	82,244	44,756	46,874
Office furniture	10,000	-	10,000	-
	137,000	82,244	54,756	46,874

Salamon Group, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements for the six months ended June 30, 2012 and 2011
(Expressed in US dollars)
(Unaudited)

7.	Patents

The Company has acquired patents from Arise Technologies Corporation on March 2, 2012 (refer to Note 13) which were allocated a fair value of $3,805,545.

8.	Related Party Transactions and Balances

(a)

On January 9, 2012, the Company entered into a share purchase agreement with the CEO of the Company and acquired 13,248,342 common shares of Sunlogics PLC for a purchase price of $22,522,181. The purchase price was by the issuance of a $22,522,181 convertible debenture. Refer to Notes 3 and 9(d).

(b)

On March 2, 2012, the Company entered in an agreement with Daystar Technologies, Inc. (“Daystar”) whereby the President of the Company advanced $500,000 to DayStar on behalf of the Company in exchange for a convertible promissory note due to the Company. The advance is non-interest bearing, secured by the convertible promissory note with Daystar which is due on demand. Refer to Note 4 and 14.

(c)	During the six months ended June 30, 2012, the Company recognized $2,666 (2011 - $2,666) for donated rent at $444 per month provided by the President of the Company.

(d)

During the six months ended June 30, 2012, the Company recognized $150,000 (2011 - $84,675) for management services provided by the President of the Company. As at June 30, 2012, $548,210 (2011 - $393,592) is owed to the President of the Company. The amount is unsecured, non-interest bearing and due on demand.

(e)	On October 31, 2011, the Company issued a $200,000 convertible note to a company that is significantly influenced by the President of the Company through an equity interest (Refer Note 9(a)).

(f)	On December 15, 2011, the Company issued a $75,000 convertible note to a shareholder of the Company (see Note 9(c)).

Salamon Group, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements for the six months ended June 30, 2012 and 2011
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

Pursuant to ASC 470-20, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $32,667 as additional paid-in capital and an equivalent discount that reduced the carrying value of the convertible debenture to $167,333. The discount was expensed over the term of the loan to increase the carrying value to the face value of the loan. At April 30, 2012, note was not repaid and the Note holder agreed to extend the note to April 30, 2013.

Pursuant to ASC 470-50, “Debt – Modification and Extinguishment,” it was determined that the original and modified notes are substantially different and the Company treated the original convertible note as extinguished and exchanged for a new convertible note. The modified note was initially recorded at fair value and compared to the carrying value of the original note prior to modification, which resulted in a $7,199 gain on extinguishment of debt.

Pursuant to ASC 470-20, the Company recognized the intrinsic value of the modified debt’s embedded beneficial conversion feature of $192,801 as additional paid-in capital and an equivalent discount that reduced the carrying value of the convertible debenture to $15,956. The discount is being expensed over the revised term of the loan to increase the carrying value to the face value of the loan. During the six months ended June 30, 2012, the Company recorded accretion of the discount of $10,062 increasing the carrying value of the loan and accrued interest to $26,018.

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

Pursuant to ASC 470-20, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $24,000 as additional paid-in capital and an equivalent discount that reduced the carrying value of the convertible debenture to $126,000. The discount was expensed over the term of the loan to increase the carrying value to the face value of the loan. At April 30, 2012, note was not repaid and the Note holder agreed to extend the note to April 30, 2013.

Pursuant to ASC 470-50, “Debt – Modification and Extinguishment,” it was determined that the original and modified notes are substantially different and the Company treated the original convertible note as extinguished and exchanged for a new convertible note. The modified note was initially recorded at fair value and compared to the carrying value of the original note prior to modification, which resulted in a $17,995 gain on extinguishment of debt.

Pursuant to ASC 470-20, the Company recognized the intrinsic value of the modified debt’s embedded beneficial conversion feature of $132,005 as additional paid-in capital and an equivalent discount that reduced the carrying value of the convertible debenture to $4,241. The discount is being expensed over the revised term of the loan to increase the carrying value to the face value of the loan. During the six months ended June 30, 2012, the Company recorded accretion of the discount of $3,946 increasing the carrying value of the loan and accrued interest to $8,187.

Salamon Group, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements for the six months ended June 30, 2012 and 2011
(Expressed in US dollars)
(Unaudited)

9.	Convertible Debt (continued)

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

Pursuant to ASC 470-20, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $36,000 as additional paid-in capital and an equivalent discount that reduced the carrying value of the convertible debenture to $39,000. The discount was expensed over the term of the loan to increase the carrying value to the face value of the loan. At April 30, 2012, note was not repaid and the Note holder agreed to extend the note to April 30, 2013.

Pursuant to ASC 470-50, “Debt – Modification and Extinguishment,” it was determined that the original and modified notes are substantially different and the Company treated the original convertible note as extinguished and exchanged for a new convertible note. The modified note was initially recorded at fair value and compared to the carrying value of the original note prior to modification, which resulted in a $8,947 gain on extinguishment of debt.

Pursuant to ASC 470-20, the Company recognized the intrinsic value of the modified debt’s embedded beneficial conversion feature of $66,053 as additional paid-in capital and an equivalent discount that reduced the carrying value of the convertible debenture to $1,689. The discount is being expensed over the revised term of the loan to increase the carrying value to the face value of the loan. During the six months ended June 30, 2012, the Company recorded accretion of the discount of $1,712 increasing the carrying value of the loan and accrued interest to $3,401.

Salamon Group, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements for the six months ended June 30, 2012 and 2011
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

Salamon Group, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements for the six months ended June 30, 2012 and 2011
(Expressed in US dollars)
(Unaudited)

9.	Convertible Debt (continued)

(g)

On April 27, 2012, the Company entered into a convertible note agreement for advances up to $1,000,000. Any advances under the agreement are due in 20 years, bear interest at 9% per annum and are to be paid in full on the maturity date, unless previously converted into the Company’s common stock. The note holder has the right for one year to convert any unpaid principal portion, into common shares of the Company at a conversion price of $0.50 per share and the loans are secured by two of the Company’s projects. During the three months ended June 30, 2012, the Company received an initial advance pursuant to the agreement of $470,000

Pursuant to ASC 470-20, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $20,000 as additional paid-in capital and an equivalent discount that reduced the carrying value of the convertible debenture to $450,000. The discount is being expensed over the term of the loan to increase the carrying value to the face value of the loan.

(h)

On April 3, 2012, the Company issued a convertible note in the sum of $1,500,000 with a maturity date of April 2, 2013, in regards to the purchase of the shares of Sunlogics. Refer to Note 3. The note is secured by 2,000,000 shares of Sunlogics common shares, bears no interest and is to be paid in full on the maturity date, unless previously paid or converted into the Company’s common stock. The Note holder has the right from the issue date to convert any unpaid principal portion, at a conversion price per share equal to $0.20 per share upon the increase of the Company’s authorized share capital.

The Company analyzed the financial instrument under ASC 815, and determined that the embedded conversion feature did not meet the characteristics of a derivative instrument. Pursuant to ASC 470-20, the Company determined that the intrinsic value of the embedded conversion feature would be recognized when the Company’s share capital is increased and the note becomes convertible.

The Company recorded the note at the present value of its future cash flows which resulted in a carrying value of the convertible debenture of $1,250,000. The discount is being expensed over the term of the loan to increase the carrying value to the face value of the loan.

During the six months ended June 30, 2012, the Company recorded accretion of discount of $56,358 increasing the carrying value of the loan to $1,306,358.

10.	Loans Payable

During the year ended December 31, 2011, Radiant Offshore Fund Ltd. (“Radiant Offshore”) and Radiant Performance Fund LP. (“Radiant Performance”) funded $360,000 (CAN$360,000) of the loans advanced to ARISE. During the six months ended June 30, 2012, Radiant Offshore and Radiant Performance funded an additional $1,325,000 (CAN$1,325,000) of the loans advanced to ARISE. Refer to Note 5.

The portion funded by Radiant Offshore and Radiant Performance have been recorded as loans payable. The loans payable to Radiant Offshore and Radiant Performance are non-interest bearing and due on demand. Any funds received by the Company from ARISE must first be used to repay Radiant Offshore and Radiant Performance. No repayments were received from ARISE and made to Radiant Offshore or Radiant Performance for the year ended December 31, 2011 or the six months ended June 30, 2012.

On February 13, 2012, the Company issued a convertible redeemable note (included in the $5,066,746 convertible redeemable note) in the amount of to secure $1,610,000 (CAN$1,610,000) of the loans payable to ARISE. Refer to Note 5. At June 30, 2012, $75,068 (CAN$75,000) of loans payable remain outstanding to Radiant Offshore and Radiant Performance.

11.	Share Capital

On May 12, 2011, the Company issued 20,000,000 share purchase warrants upon the purchase of Sunlogics Power. The share purchase warrants are exercisable at a price of $0.001 per share and expire on May 12, 2016.

During the six months ended June 30, 2012, the Company received proceeds of $400,000 for 2,000,000 common shares subscribed. As at September 5, 2012, the common shares have yet to be issued.

Salamon Group, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements for the six months ended June 30, 2012 and 2011
(Expressed in US dollars)
(Unaudited)

12.	Commitments and Contingencies

(a)

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

(b)

On March 16, 2012, subsequently amended on March 19, 2012, the Company entered into an agreement to purchase 100% of the outstanding shares of Eco Energy Solutions (Australia) PTY Ltd. (“Eco”), a private company located in Australia involved in the design, supply and installation of renewable energy projects, for a purchase price consisting of 8,000,000 warrants exercisable for $0.001 per share until March 14, 2013. In May 2012, an agreement was entered into whereby 10% of Eco will be acquired by DayStar Technologies modifying the Company’s interest to 90% and reducing the purchase price to 7,200,000 warrants. As at September 5, 2012, this transaction has not closed.

(c)

On March 30, 2012, the Company entered into a memorandum of agreement and binding letter of intent to acquire a 100% interest in Solar Samoa Ltd., a private solar energy company, for a purchase price of $3,100,000. As at September 5, 2012, a definitive agreement has not been entered into.

(d)

On April 5, 2012, the Company entered into a three year lease that expires on May 31, 2015. The Company’s commitment for annual minimum future lease payments under the rental agreement is as follows: 2013: $33,794; 2014: $40,719; 2015: $45,705

(e)

On April 25, 2012, the Company entered into an asset purchase agreement with Avatar Solar, Inc. to acquire certain assets for consideration of $663,000 in cash payments and $165,000 in a note payable bearing interest at 5% per annum and payable in monthly instalments over 60 months. As of September 5, 2012, the acquisition had not yet closed.

(f)

On April 13, 2012, the Company entered into an agreement to acquire solar assets from Earth Right Energy LLC for considerations of $1,350,000 payable in equal value of shares in the Company. As at September 5, 2012, the transaction had not yet closed.

(g)

On April 16, 2012, the Company entered into an agreement to install solar electric system with Earth Right Energy LLC for cash payments of $540,000. The Company has paid $300,000 recorded as a deposit as at June 30, 2012.

Salamon Group, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements for the six months ended June 30, 2012 and 2011
(Expressed in US dollars)
(Unaudited)

12.	Commitments and Contingencies (continued)

(h)

On June 19, 2012, the Company received notification of a lawsuit from Haverstock and Radiant (collectively, the Plaintiffs), the holder’s of the convertible notes described in Notes 9(e) and (f), notifying the Company of default in relation to the convertible notes. Haverstock and Radiant are seeking default payment of $1,500,000 and $4,000,000, respectively, plus interest and penalties, under the default provisions of the convertible notes. When the Company issued the convertible notes it did not have any available authorized shares to be issued upon conversion of the notes. The Plaintiffs allege the Company was to increase its authorized share capital, within certain time limits, to allow potential conversions under the terms of the convertible notes, and that the Company did not comply. During March 2012, Haverstock and Radiant submitted notices of conversion of the convertible notes which were not accepted by the Company. The Company then received from Haverstock and Radiant notices of default on March 20, 2012 and June 15, 2012, respectively.

On August 6, 2012, Haverstock and Radiant obtained a preliminary injunction on default against the Company enjoining the Company from entering into any share exchange. The court also granted Haverstock and Radiant a preliminary injunction on default and ordered that the Company:

(1)	Is immediately prohibited from entering into any exchange of shares or merger until it meets certain requirements set forth in the notes;
(2)	Must honor its covenants in the notes and increase its total number of authorized shares of common stock;
(3)	Must issue shares of common stock to Radiant and Haverstock in response to their notices of conversion;
(4)	Is restrained from disposing of any assets it acquired from Arise Technologies Corp. unless it is to distribute such assets to Radiant and Haverstock or to place the proceeds in escrow;
(5)	Is enjoined from issuing any common stock, warrants, convertible notes or equivalent rights until it complies with its obligations under the notes.

The Company contends that its obligation was to use its best efforts to increase its authorized capital, which the Company has done and is currently doing. The Company contends that conversion would only be available once the Company increased its authorized capital. As there has been no increase in the Company’s authorized capital share structure no conversions can be completed and the Company is not obligated to issue any shares. When the authorized capital is increased, the option of conversion will be available. The Company is currently completing its response to these allegations and intends to vigorously defend its position.

(i)

On July 23, 2012, the Company received notification of a lawsuit alleging that the Company breached the obligations of two installation agreements (the “Project”) by failing to comply with the funding terms outlined in an agreement. The lawsuit alleges that the Company also agreed to indemnify the plaintiff against any and all claims, damages, losses, liabilities, deficiencies, actions, suits, proceeds and all cost and expenses incurred in connection to the Project. The plaintiff is seeking up to $3,000,000 of damages from the Company.

The Company disputes the allegation that they breached their funding obligations. The Company is currently completing its response to these allegations and intends to vigorously defend its position.

(j)

On August 31, 2011, the Company issued 2,084,153 shares of common stock to a former officer and director of the Company in exchange for settlement of debt with a carrying value of $82,200. On June 20, 2012, the Company received notification that the holder of these shares was seeking an injunction to force the Company to remove the Rule 144 restriction on the shares. Subsequent to June 30, 2012, the court denied the injunction for the removal of the Rule 144 Restriction.

Salamon Group, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements for the six months ended June 30, 2012 and 2011
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

The Company’s allocation of the purchase cost to the assets acquired and liabilities assumed is based upon their estimated fair values at the time of acquisition. The Company is currently in the process of completing the determination of the fair values for the assets and liabilities acquired. As a result, the purchase price allocation is subject to change in 2012 as the valuation process is not yet completed. The following is a summary of the purchase price allocation at the date of acquisition based upon the estimated fair value of the assets acquired and liabilities assumed:

Consideration Given:

Settlement of $5,436,493 of assumed debt	$5,436,493

Net assets acquired at fair value
Accounts receivable	$1,073,913
Patents	3,805,545
Office furniture	10,000
Costs of uncompleted contracts in excess of related billings	547,035
Net assets at estimated fair value	$5,436,493

14.	Subsequent Events

(a)	On July 2, 2012, the Company transferred the convertible note receivable described in Note 4 to the CEO of the Company in exchange for debt extinguishment of $500,000 for amounts owing in Note 8(d).

(b)	On July 10, 2012, the Company’s CEO sold $15,000,000 of convertible debenture owed to the CEO of the Company as described in Note 8 (a) to Daystar Technologies Inc. (“Daystar”).

(c)	On August 20, 2012, the Company entered into an option agreement whereby the Company has the option to purchase a property in Ecuador for $4,000,000 on or before November 30, 2012.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Forward Looking Statements

This report contains forward-looking statements. Forward-looking statements are projections of events, revenues, income, future economic performance or management’s plans and objectives for future operations. In some cases, you can identify forward-looking statements by the use of terminology such as “may”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue” or the negative of these terms or other comparable terminology.

Overview

On May 12, 2011, we completed the acquisition of Sunlogics Power Fund Management Inc. Sunlogics Power Fund is focused on the acquisition of solar powered electricity generating facilities which have long term power purchasing agreements in place with local power utilities and commercial users. On March 2, 2012, we completed the acquisition of the Systems Business and certain Silicon technology from arise Technologies Corporation. On March 16, 2012 we entered into an agreement to purchase 100% of the issued shares of Eco energy Solutions Australia and on March 30, 2012 executed an MOU and Binding Letter of Intent to acquire Solar Samoa Limited. On April 25, 2012, we entered into an asset purchase agreement with Avatar Solar, Inc. to acquire certain assets for consideration of $663,000 and $165,000 in a note payable.

For the period from inception (April 27, 2001) through June 30, 2012, our deficit accumulated has amounted to $5,688,321.

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

Results of Operations

The operating results and cash flows are presented for the six months periods ended June 30, 2012 and 2011.

Summary of Period End Results

	Six Months Ended
	June 30,	June 30,
	2012	2011
Revenue	$873,295	$1,042
Cost of goods sold	(1,301,915)	-
Expenses	(2,636,880)	(215,068)
Other items	42,985	(1,748,800)
Net Income (Loss)	$(3,022,515)	$(1,962,826)

Revenues

For the six months period ended June 30, 2012, we had total revenue of $873,295, compared to $1,042 for the six month period ended June 30, 2011, an increase of $872,253 from revenues for usage of the Company’s solar powered charging station and completion of certain installation and construction contracts previously acquired from Arise Technologies Corporation.

As of June 30, 2012 deferred revenue totalled $44,790

Expenses

The major components of our expenses for the six month period are outlined below:

	Six Months Ended
	June 30,	June 30,
	2012	2011
Bad Debt	$1,019,387	$-
Depreciation	2,118	-
Donated Rent	2,666	2,666
General and Administrative	1,345,960	212,402
Interest Expense	266,749	-
Total Expenses	$2,636,880	$215,068

For the six month period ended June 30, 2012, we had total operating expenses of $2,636,880, compared to $215,068 for the six month period ended June 30, 2011, an increase of $2,421,812.

For the six month period ended June 30, 2012, we had total general and administrative expenses of $1,345,960, compared to $212,402 for the six month period ended June 30, 2011, an increase of $1,133,558 primarily due to additional administrative and business promotional expenses incurred from the acquisitions of businesses from Arise Technologies Corp.

For the six month period ended June 30, 2012, we had management fees of $150,000, compared to $84,675 for the six month period ended June 30, 2011.

For the six month period ended June 30, 2012, we had bad debt expense of $1,019,387 compared to Nil for the six month period ended June 30, 2011, an increase of $1,019,387.

For the six month period ended June 30, 2012, we had interest expense of $266,749 compared to Nil for the six month period ended June 30, 2011, an increase of $266,749 due to accretion and interest expense from the outstanding convertible debentures.

The net loss for the six month period ended June 30, 2012 was $3,022,435 compared to $1,962,826 for the six month period ended June 30, 2011, an increase of $1,059,609.

Liquidity and Capital Resources

Working Capital

	At June,	At December
	2012	31, 2011
Current Assets	$3,883,723	$783,489
Current Liabilities	(31,701,951)	(1,404,338)
Working Capital	$(27,818,228)	$(620,849)

Cash Flows	6 Months Ended
	June 30,	June 30,
	2012	2011
Net Cash Provided By (Used In) Operating Activities	$(775,509)	$(106,947)
Net Cash from Investing Activities	-	1
Net Cash (Used In) Provided By Financing Activities	840,000	106,947
Net Change in Cash During Period	$64,491	$1

Financing Requirements

From inception to June 30, 2012, we have suffered cumulative losses in the amount of $5,688,321. Since our inception, we have funded operations through common stock issuances, related party loans, and the support of creditors in order to meet our strategic objectives. Our management believes that sufficient funding will be available to meet our business objectives, including anticipated cash needs for working capital, and are currently evaluating several financing options, including a public offering of securities. However, there can be no assurance that we will be able to obtain sufficient funds to continue our operations. There is no assurance that we will be able to obtain additional financing if and when required. We anticipate that additional financing may come in the form of sales of additional shares of our common stock which may result in dilution to our current shareholders.

Financial Condition, Capital Resources and Liquidity

As of June 30, 2012, we have a deficit accumulated during the development stage of $5,688,321. At June 30, 2012, we had assets totalling $7,749,024 and liabilities of $31,744,241 attributable to amounts due to related parties, convertible notes, accounts payable and deferred revenue.

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

Our ability to continue as a going concern is dependent upon our ability to acquire revenue producing assets. Net Operating Losses As of June 30, 2012, we have accumulated a net loss of $5,688,321.

Research and Development

Not Applicable.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Material Commitments for Capital Expenditures

On March 16, 2012, subsequently amended on March 19, 2012, the Company entered into an agreement to purchase 100% of the outstanding shares of Eco Energy Solutions (Australia) PTY Ltd. (“Eco”), a private company located in Australia involved in the design, supply and installation of renewable energy projects, for a purchase price consisting of 8,000,000 warrants exercisable for $0.001 per share until March 14, 2013. In May 2012, an agreement was entered into whereby 10% of Eco will be acquired by DayStar Technologies modifying the Company’s interest to 90% and reducing the purchase price to 7,200,000 warrants. As at September 5, 2012, this transaction has not closed.

On March 30, 2012, the Company entered into a memorandum of agreement and binding letter of intent to acquire a 100% interest in Solar Samoa Ltd., a private solar energy company, for a purchase price of $3,100,000. As at September 5, 2012, a definitive agreement has not been entered into.

On April 5, 2012, the Company entered into a three year lease that expires on May 31, 2015. The Company’s commitment for annual minimum future lease payments under the rental agreement is as follows: 2013: $33,794; 2014: $40,719; 2015: $45,705

On April 25, 2012, the Company entered into an asset purchase agreement with Avatar Solar, Inc. to acquire certain assets for consideration of $663,000 in cash payments and $165,000 in a note payable bearing interest at 5% per annum and payable in monthly instalments over 60 months. As of September 5, 2012, the acquisition had not yet closed.

On April 13, 2012, the Company entered into an agreement to acquire solar assets from Earth Right Energy LLC for considerations of $1,350,000 payable in equal value of shares in the Company. As at September 5, 2012, the transaction had not yet closed.

On April 16, 2012, the Company entered into an agreement to install solar electric system with Earth Right Energy LLC for cash payments of $540,000. The Company has paid $300,000 recorded as a deposit as at June 30, 2012.

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

PART II - Other Information

Item 1. Legal Proceedings

On June 19, 2012, the Company received notification of a lawsuit from Haverstock and Radiant (collectively, the Plaintiffs), the holder’s of the convertible notes described in Notes 9(e) and (f), notifying the Company of default in relation to the convertible notes. Haverstock and Radiant are seeking default payment of $1,500,000 and $4,000,000, respectively, plus interest and penalties, under the default provisions of the convertible notes. When the Company issued the convertible notes it did not have any available authorized shares to be issued upon conversion of the notes. The Plaintiffs allege the Company was to increase its authorized share capital, within certain time limits, to allow potential conversions under the terms of the convertible notes, and that the Company did not comply. During March 2012, Haverstock and Radiant submitted notices of conversion of the convertible notes which were not accepted by the Company. The Company then received from Haverstock and Radiant notices of default on March 20, 2012 and June 15, 2012, respectively.

On August 6, 2012, Haverstock and Radiant obtained a preliminary injunction on default against the Company enjoining the Company from entering into any share exchange. The court also granted Haverstock and Radiant a preliminary injunction on default and ordered that the Company:

(1) Is immediately prohibited from entering into any exchange of shares or merger until it meets certain requirements set forth in the notes;
(2) Must honor its covenants in the notes and increase its total number of authorized shares of common stock;
(3) Must issue shares of common stock to Radiant and Haverstock in response to their notices of conversion;
(4) Is restrained from disposing of any assets it acquired from Arise Technologies Corp. unless it is to distribute such assets to Radiant and Haverstock or to place the proceeds in escrow;
(5) Is enjoined from issuing any common stock, warrants, convertible notes or equivalent rights until it complies with its obligations under the notes.

The Company contends that its obligation was to use its best efforts to increase its authorized capital, which the Company has done and is currently doing. The Company contends that conversion would only be available once the Company increased its authorized capital. As there has been no increase in the Company’s authorized capital share structure no conversions can be completed and the Company is not obligated to issue any shares. When the authorized capital is increased, the option of conversion will be available. The Company is currently completing its response to these allegations and intends to vigorously defend its position.

On July 23, 2012, the Company received notification of a lawsuit alleging that the Company breached the obligations of two installation agreements (the “Project”) by failing to comply with the funding terms outlined in an agreement. The lawsuit alleges that the Company also agreed to indemnify the plaintiff against any and all claims, damages, losses, liabilities, deficiencies, actions, suits, proceeds and all cost and expenses incurred in connection to the Project. The plaintiff is seeking up to $3,000,000 of damages from the Company.

The Company disputes the allegation that they breached their funding obligations. The Company is currently completing its response to these allegations and intends to vigorously defend its position.

On August 31, 2011, the Company issued 2,084,153 shares of common stock to a former officer and director of the Company in exchange for settlement of debt with a carrying value of $82,200. On June 20, 2012, the Company received notification that the holder of these shares was seeking an injunction to force the Company to remove the Rule 144 restriction on the shares. Subsequent to June 30, 2012, the court denied the injunction for the removal of the Rule 144 Restriction.

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

SALAMON GROUP INC.
Dated: September 5, 2012	By: /s/ Michael Matvieshen